Form 10-Q
period 2021-09-30
Sonendo, Inc.
filed 2021-12-09
CIK 1407973

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40988

Sonendo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5041718
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26061 Merit Circle, Suite 102 Laguna Hills, CA	92653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 766-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SONX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of December 01, 2021, the registrant had 26,334,216 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report.

You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risk and uncertainties affecting our business include the following:

•
We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•
Our revenue is primarily generated from sales of our GentleWave console and the accompanying single-use procedure instruments (“PIs”), as well as TDO software, and we are therefore highly dependent on the success of those offerings.
•
The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners and upon maintaining strong working relationships with our existing customers.
•
We have limited experience in training and marketing and selling our products and we may provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop and maintain broad brand awareness in a cost-effective manner.
•
We have limited experience manufacturing our products in large-scale commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.
•
We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

•
Our business, financial condition, results of operations and growth have been adversely impacted by the effects of the COVID-19 pandemic and may continue to be adversely impacted.
•
We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.
•
Our history of recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.
•
Our TDO software and our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.
•
The sizes of the addressable markets for our GentleWave System have not been established with precision and our potential market opportunity may be smaller than we estimate and may decline.
•
Our products and operations are subject to extensive government regulation and oversight in the United States.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,748	$51,722
Accounts receivable, net	1,914	1,934
Inventory	7,236	4,338
Prepaid expenses and other current assets	3,357	901
Total current assets	26,255	58,895
Property and equipment, net	2,527	3,153
Operating lease right-of-use assets	2,943	3,308
Intangible assets, net	3,122	2,208
Goodwill	8,454	8,454
Other assets	115	123
Total assets	$43,416	$76,141
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,987	$1,930
Accrued expenses	4,476	3,247
Accrued compensation	3,391	3,714
Operating lease liabilities	935	802
Term loan	—	28,352
Other current liabilities	2,009	2,756
Total current liabilities	12,798	40,801
Warrant liabilities	4,225	1,914
Operating lease liabilities, net of current	1,964	2,449
Term loan, net of current	26,374	—
Forward obligation	3,300	2,750
Other liabilities	469	776
Total liabilities	49,130	48,690
Commitments and contingencies (Note 8)
Convertible preferred stock, par value $0.0001 17,528,207 shares authorized as of September 30, 2021 and December 31, 2020; 17,031,887 shares issued and outstanding as of September 30, 2021 and December 31, 2020; aggregate liquidation preference of $282,198 as of September 30, 2021 and December 31, 2020	281,342	281,342
Stockholders’ deficit:
Common stock, par value $0.001; 21,643,836 shares authorized; 1,305,634 and 1,247,024 shares issued as of September 30, 2021 and December 31, 2020, respectively; 1,258,945 and 1,200,335 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in-capital	11,326	9,703
Accumulated deficit	(298,333)	(263,545)
	(287,005)	(253,840)
Less: Treasury stock	(51)	(51)
Total stockholders’ deficit	(287,056)	(253,891)
Total liabilities, convertible preferred stock and stockholders’ deficit	$43,416	$76,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenue	$6,186	$4,675	$18,166	$10,690
Software revenue	1,701	1,457	5,140	3,990
Total revenue	7,887	6,132	23,306	14,680
Cost of sales	5,838	4,931	17,422	12,550
Gross profit	2,049	1,201	5,884	2,130
Operating expenses:
Selling, general and administrative	8,495	5,802	22,400	19,423
Research and development	4,633	4,920	14,310	14,551
Change in fair value of contingent earnout	19	30	12	(478)
Total operating expenses	13,147	10,752	36,722	33,496
Loss from operations	(11,098)	(9,551)	(30,838)	(31,366)
Other income (expense), net:
Interest and financing cost, net	(1,076)	(1,080)	(3,224)	(2,877)
Change in fair value of warrant liabilities	(159)	38	(176)	105
Change in fair value of forward obligation	(400)	—	(550)	—
Loss before income tax benefit	(12,733)	(10,593)	(34,788)	(34,138)
Net loss and comprehensive loss	$(12,733)	$(10,593)	$(34,788)	$(34,138)
Net loss per share attributable to common stock – basic and diluted	$(10.33)	$(8.84)	$(28.54)	$(28.58)
Weighted-average shares used in computing net loss per share attributable to common stock – basic and diluted	1,232,921	1,197,919	1,218,815	1,194,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2019	17,031,887	$281,342	1,188,815	$2	$(51)	$8,015	$(216,880)	$(208,914)
Exercise of stock options	—	—	2,637	—	—	13	—	13
Stock-based compensation	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	(13,001)	(13,001)
Balance at March 31, 2020	17,031,887	281,342	1,191,452	2	(51)	8,296	(229,881)	(221,634)
Exercise of stock options	—	—	5,298	—	—	15	—	15
Stock-based compensation	—	—	—	—	—	442	—	442
Net loss	—	—	—	—	—	—	(10,544)	(10,544)
Balance at June 30, 2020	17,031,887	281,342	1,196,750	2	(51)	8,753	(240,425)	(231,721)
Exercise of stock options	—	—	2,973	—	—	13	—	13
Stock-based compensation	—	—	—	—	—	465	—	465
Net loss	—	—	—	—	—	—	(10,593)	(10,593)
Balance at September 30, 2020	17,031,887	$281,342	1,199,723	$2	$(51)	$9,231	$(251,018)	$(241,836)

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2020	17,031,887	$281,342	1,200,335	$2	$(51)	$9,703	$(263,545)	$(253,891)
Exercise of stock options	—	—	12,797	—	—	33	—	33
Stock-based compensation	—	—	—	—	—	494	—	494
Net loss	—	—	—	—	—	—	(10,906)	(10,906)
Balance at March 31, 2021	17,031,887	281,342	1,213,132	2	(51)	10,230	(274,451)	(264,270)
Exercise of stock options	—	—	10,214	—	—	56	—	56
Stock-based compensation	—	—	—	—	—	413	—	413
Net loss	—	—	—	—	—	—	(11,149)	(11,149)
Balance at June 30, 2021	17,031,887	281,342	1,223,346	2	(51)	10,699	(285,600)	(274,950)
Exercise of stock options	—	—	35,599	—	—	86	—	86
Stock-based compensation	—	—	—	—	—	541	—	541
Net loss	—	—	—	—	—	—	(12,733)	(12,733)
Balance at September 30, 2021	17,031,887	$281,342	1,258,945	$2	$(51)	$11,326	$(298,333)	$(287,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(34,788)	$(34,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,109	1,620
Amortization of intangible assets	420	398
Amortization of right-of-use lease assets	726	714
Stock-based compensation	1,448	1,175
Provision for excess and obsolete inventory	113	294
Change in fair value of warrant liabilities	176	(105)
Amortization of debt issuance costs	655	593
Loss on disposal of assets	2	64
Change in fair value of forward obligation	550	(478)
Change in fair value of contingent earnout	12	—
Provision for bad debt	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	20	1,360
Inventory	(3,011)	344
Prepaid expenses and other assets	(575)	258
Accounts payable	20	(1,472)
Accrued expenses and other liabilities	(276)	(2,216)
Deferred revenue	(158)	—
Accrued compensation	(323)	709
Net cash used in operating activities	(33,880)	(30,872)
Investing activities:
Purchases of property and equipment	(485)	(824)
Acquisition of intangible assets	(1,297)	—
Net cash used in investing activities	(1,782)	(824)
Financing activities:
Proceeds from exercise of common stock options	175	41
Deferred financing costs	(450)	—
Payment of contingent consideration	(667)	(987)
Borrowing on Small Business Administration loan	—	5,138
Repayment on Small Business Administration loan	—	(5,138)
Principal repayments on finance lease	(35)	(30)
Payments of deferred offering costs	(1,335)	—
Net cash used in financing activities	(2,312)	(976)
Net decrease in cash and cash equivalents	(37,974)	(32,672)
Cash and cash equivalents at beginning of period	51,722	92,165
Cash and cash equivalents at end of period	$13,748	$59,493

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,577	$2,577
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$362	$2,790
Lease liabilities recorded for operating lease right-of-use assets	$(362)	$(2,790)
Fair value of preferred stock warrants issued	$2,134	$—
Unpaid property and equipment purchases	$—	$67
Deferred offering costs included in accrued expenses	$538	$—
Unpaid deferred financing costs	$50	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

Sonendo, Inc. (“Sonendo” or the “Company”) was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States. The Company’s products include the GentleWave System, which is cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S., along with the system’s sterilized, single-use procedure instruments. In addition, the Company offers practice management software to enable an integrated digital office for dental practitioners.

The accompanying condensed consolidated financial statements include the accounts of Sonendo and its wholly-owned subsidiaries, Pipstek, LLC and TDO Software, Inc. (“TDO”). All significant inter-company balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s final prospectus for its Initial Public Offering (“IPO”), filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on November 1, 2021 (the “Prospectus”).

Initial Public Offering and Reverse Stock Split

On October 20, 2021, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-1.825 basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants and forward obligation issued for preferred stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split was effected on October 22, 2021.

On November 2, 2021, the Company completed its initial public offering (“IPO”) of 7.8 million shares of its common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $84.0 million. On November 2, 2021, the Company amended and restated its articles of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, upon the closing of the IPO, all 17,031,887 outstanding shares of the Company’s convertible preferred stock as of September 30, 2021 were converted into an equal number of shares of common stock, 224,842 shares of common stock were issued in connection with the settlement of the outstanding forward obligation, and all of the warrants to purchase shares of convertible preferred stock outstanding were converted into warrants to purchase shares of common stock. The restated articles define the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Liquidity and Management’s Plans

As of September 30, 2021, the Company had cash and cash equivalents of $13.7 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of September 30, 2021 had an accumulated deficit of $298.3 million. During the nine months ended September 30, 2021, the Company incurred net losses of $34.8 million and used $33.9 million of cash and cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on its current operating plan, the Company expects that its existing cash and cash equivalents, including the net proceeds from the IPO, together with anticipated revenue and available debt financing arrangements will be sufficient to fund its operating expenses and capital expenditure requirements 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements.

COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted and may continue to negatively impact the Company’s operations, revenue, and overall financial condition. In response to the pandemic, numerous state and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where the Company’s headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in closing of the Company’s headquarters, slowdowns and delays, travel restrictions, and cancellation of training and other events, among other effects, thereby negatively impacting the Company’s operations. Additionally, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 were significantly reduced in the second quarter of 2021, the Company continues to experience disruptions to its business, including customers continuing to be cautious in restarting procedures in light of the continued risk posed by the virus.

The Company continues to monitor the effects of this global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce and took actions to mitigate the negative impact on its business including among other things, a reduction in force in April 2020, temporary reductions in pay and furloughs of certain positions along with spending reduction programs. The cumulative effect of these disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, hospitals and healthcare systems patient capacity, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Given the continued uncertainty of the duration of the COVID-19 outbreak and the global responses to curb its spread, the Company is unable to estimate the impact that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021.

Operating Segments

The Company operates two operating and reportable segments: Product and Software. Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker, who is the Company’s chief executive officer (“CEO”), for the purpose of allocating resources and assessing performance. Description of the activities within these segments is included in Note 12.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption and, therefore, for new or revised accounting standards applicable to public companies, the Company will be subject to an extended transition period until those standards would otherwise apply to private companies.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates, judgements and assumptions that affect the reported amounts in the consolidated financial statements and disclosures in the accompanying notes, including estimates of probable losses and expenses, as of the date of the accompanying consolidated financial statements. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

Cash Equivalents

The Company considers liquid investments with an original or remaining maturity of three months or less at the date of purchase that can be liquidated without prior notice or penalty to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company’s policy is to mitigate such potential risks by maintaining the Company’s cash balances with entities that management believes possess high credit quality to limit the amount of credit exposure. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution domiciled in the United States. Cash and cash equivalents can exceed amounts insured by the Federal Deposit Insurance Corporation of up to $250,000. The Company has not experienced any losses in their accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The primary objectives of the Company’s investment portfolio are the preservation of capital and maintenance of liquidity.

The Company believes any concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. One customer accounted for approximately 14% of accounts receivable as of September 30, 2021.

The Company sources materials and services through several vendors. Certain materials are sourced from a single vendor. The loss of certain vendors could result in a temporary disruption of the Company’s commercialization efforts.

The Company’s products require clearance from the FDA and foreign regulatory agencies before commercial sales can commence. There can be no assurance that the Company’s products in development will receive any of these required clearances. The denial or delay of such clearances may have a material adverse impact on the Company’s business in the future. In addition, after the clearance by the FDA, there is still an ongoing risk of adverse events that did not appear during the device clearance process.

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of its products, product liability and the need to obtain additional financing.

Accounts Receivable, Net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest. Accounts receivable presented on the accompanying condensed consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. The Company’s allowance for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for doubtful accounts. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company’s estimate of current expected credit losses was immaterial as of September 30, 2021 and there were no write-offs.

Inventory

Inventory consists of finished products, work-in-process and raw materials and is valued at the lower of cost or net realizable value. Cost may include materials, labor and manufacturing overhead. Cost is determined by the first in first out inventory method. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of identified assets acquired and liabilities assumed by the Company in an acquisition of a business. The determination of the value of goodwill and intangible assets arising from a business combination requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company recorded $8.5 million of goodwill in conjunction with the acquisition of TDO.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation.

The Company’s annual evaluation for impairment of goodwill consists of the TDO reporting unit from which the goodwill originated. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of December 31, 2020 using a quantitative assessment and determined that no impairment existed. The Company did not identify any relevant events or circumstances which qualitatively indicate it is more likely than not that the fair value of any reporting unit is less than its carrying amount as of September 30, 2021.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company and are also consistent with the projections and assumptions that are used in current operating plans. The assumptions are subject to change as a result of changing economic and competitive conditions.

Intangible assets with a finite life, consist mainly of developed technology, customer relationships, and tradenames acquired in conjunction with the acquisition of TDO. The Company acquired certain patents supporting various apparatuses for endodontic treatment in June 2021 for $1.3 million. The investment was accounted for as an asset acquisition of defensive intangible assets and will be amortized over ten years, the period it is expected to contribute indirectly to the Company’s future cash flows. Definite-lived intangible assets are recorded at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful life, which range from five to ten years. In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influences and other economic factors. Trademarks and trade names that are related to products are assigned lives consistent with the period in which the products bearing each brand are expected to be sold.

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis. No impairment was recorded during the three and nine months ended September 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, accounts receivable, accounts payable, operating lease liabilities, warrant liabilities, forward obligation, contingent earnout, and a note payable. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—Observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities the Company has the ability to access.

Level 2—Inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are significant to the fair value measurement and reflect the reporting entity’s use of significant management judgment and assumptions when there is little or no market data. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. These include the Black-Scholes option-pricing model which uses inputs such as expected volatility, risk-free interest rate and expected term to determine fair market valuation.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and certain accrued expenses approximate fair value due to the short-term nature of these items. Accordingly, the Company estimates that the recorded amounts approximate fair market value. The fair values of term loan and operating lease liabilities at September 30, 2021 approximated their carrying values, based on the borrowing rates that were available for loans with similar terms as of that date.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

Warrant Liabilities

The Company recognizes freestanding warrants to purchase shares of its convertible preferred stock as a liability recognized at fair value as these warrant instruments are embedded in contracts that may be cash settled. The redeemable convertible preferred stock warrants were issued for no cash consideration as detachable freestanding instruments but can be converted to convertible preferred stock at the holder’s option based on the exercise price of the warrant. However, the deemed liquidation provisions of the convertible preferred stock are considered contingent redemption provisions that are not solely within the control of the Company. Therefore, the convertible preferred stock is classified in temporary equity on the accompanying condensed consolidated balance sheets, and the warrants to purchase the convertible preferred stock are classified as liabilities.

The warrants are recorded on the accompanying condensed consolidated balance sheets at their fair value on the date of issuance and subject to re-measurement at each balance sheet date until settlement. Changes in fair value for warrants classified as liabilities are recognized as a component of other income (expense), net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event, the conversion of convertible preferred stock into common stock, or until the holders of the convertible preferred stock can no longer trigger a deemed liquidation event. Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of the Company’s common stock based upon the conversion ratio of the underlying class of preferred stock. All classes of the Company’s preferred stock were converted into common stock upon the consummation of an initial public offering. Upon such conversion of the underlying classes of preferred stock, the warrants were classified as a component of equity and will no longer be subject to re-measurement.

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s initial public offering. As of September 30, 2021, total deferred offering costs of $1.9 million were included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. Upon the completion of the IPO on November 2, 2021, the total deferred offering costs of $1.9 million incurred as of September 30, 2021 were reclassified to additional paid-in capital.

Revenue Recognition

Contracts with Customers

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Specifically, the Company applies the following five core principles to recognize revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.

Product revenue is generated from sales of the GentleWave System and related procedure instruments and accessories. Software revenue is generated from sales of TDO’s The Digital Office endodontist practice management software licenses. The Company’s products are sold primarily in the United States directly to customers through its field sales force.

Performance Obligations

The Company’s performance obligations primarily arise from the manufacture and delivery of the GentleWave System, related procedure instruments and accessories, and the delivery or license of TDO software and related ancillary services. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Consideration may be variable based on volume.

The Company considers the individual deliverables in its product offering as separate performance obligations and assesses whether each promised good or service is distinct. The total contract transaction price is determined based on the consideration expected to be received, based on the stated value in contractual arrangements or the estimated cash to be collected in no-contracted arrangements, and is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The stand-alone selling price is based on an observable price offered to other comparable customers. The Company estimates the standalone selling price using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. The Company regularly reviews and updates standalone selling prices as necessary. The consideration the Company receives in exchange for its goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which the Company expects to be entitled includes a stated list price, less various forms of variable consideration. The Company estimates related variable consideration at the point of sale, including discounts, product returns, refunds, and other similar obligations.

Revenue is recognized over time when the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met, and the Company has transferred control of the goods to the customer.

Product revenue is recognized at a point in time when the Company has transferred control to the customer, which is generally when title of the goods transfers to the customer.

Software is licensed via delivery to the customer or via a service arrangement under which cloud-based access is provided on a subscription basis (software-as-a-service). When a fixed up-front license fee is received in exchange for the delivery of software, revenue is recognized at the point in time when the delivery of the software has occurred. When software is licensed on a subscription basis, revenue is recognized over the respective license period.

The Company also sells extended service contracts on its GentleWave Systems. Sales of extended service contracts are recorded as deferred revenue until such time as the standard warranty expires, which is generally up to two years from the date of sale. Service contract revenue is recognized on a straight-line basis over time consistent with the life of the related service contract in proportion to the costs incurred in fulfilling performance obligations under the service contract.

Revenue for technical support and other services is recognized ratably over the performance obligation period.

The Company generally does not experience returns. If necessary, a provision is recorded for estimated sales returns and allowances and is deducted from gross product revenue to arrive at net product revenue in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves established, a reduction or increase to revenue will be recorded in the period in which such a determination is made.

All non-income government-assessed taxes (sales and use taxes) collected from the Company’s customers and remitted to governmental agencies are recorded in accrued expenses and other current liabilities until they are remitted to the government agency.

The Company has adopted the practical expedient permitting the direct expensing of costs incurred to obtain contracts where the amortization of such costs would occur over one year or less, and it applied to substantially all the Company’s contracts.

Contract liabilities

The Company recognizes a contract liability when a customer pays for good or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Extended service contracts	$223	$271
Subscription software licenses	462	572
Total contract liabilities	685	843
Less: long-term portion	1	5
Contract liabilities – current	$684	$838

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the contract liability balance as of December 31, 2020 and 2019 was $0.9 million and $0.5 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue recognized at a point in time	$5,992	$4,549	$17,565	$10,369
Product revenue recognized over time	194	126	601	321
Software revenue recognized at a point in time	150	163	668	322
Software revenue recognized over time	1,551	1,294	4,472	3,668
Total	$7,887	$6,132	$23,306	$14,680

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the nine months ended September 30, 2021 and 2020, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty expenses expected to be incurred within 12 months from the date of sale are classified as other short-term liabilities while those expected to be incurred after 12 months from the date of sale are classified as other long-term liabilities in the accompanying condensed consolidated balance sheets. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty (in thousands):

For Nine Months Ended September 30, 2021
Balance at beginning of period	$1,584
Provision for warranties issued	958
Warranty costs incurred	(1,163)
Balance at end of period	$1,379
Current portion	$996
Non-current portion	383
Total	$1,379

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets.

Research and Development

Research and development (“R&D”) expenses consist of costs incurred for proprietary R&D programs, and are recorded to operating expenses when incurred. Research and development expenses primarily include (1) personnel-related costs, including compensation and benefits and stock-based compensation associated with R&D personnel, (2) costs related to clinical and pre-clinical testing of the Company’s technologies under development, and (3) other R&D expenses. Costs to acquire technologies to be used in R&D that have not reached technological feasibility and have no alternative future use are also expensed as incurred.

Stock-Based Compensation

The Company periodically grants equity-based payment awards in the form of stock options to employees, directors and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date. The Company recognizes stock-based compensation expense for all equity-based payments, including stock options.

Stock-based compensation costs are calculated based on the estimated fair value of the underlying option using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense in the accompanying condensed consolidated statement of comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of the Company’s common stock, stock price volatility, and expected term:

•
Given the absence of a public trading market prior to the Company’s IPO on November 2, 2021, the fair value of the Company’s common stock is determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering a number of objective and subjective factors. These factors include the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believes is comparable to the Company’s operations; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impact the determination of the fair value of the common stock. In addition, the Company regularly engages a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock;
•
The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•
The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;
•
The expected term for options granted is calculated using the “simplified method” and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award;
•
Expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as the Company has no trading history of common stock.

No compensation cost is recognized for awards with performance conditions until that condition is probable of being met. Forfeitures of unvested stock option awards are recognized as reductions of expense as they occur.

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its convertible preferred stock to be participating securities as the holders of such stock have the right to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is calculated by dividing net loss attributable to Company’s stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, convertible preferred stock, stock options, forward obligation, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive securities are anti-dilutive.

Recent Accounting Updates

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This will be effective for public companies, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently assessing the impact of the adoption of this standard on its financial statements as well as whether to early adopt the new standard.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which to clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This will be effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early application is permitted, including application in an interim period as of the beginning of the fiscal year that includes that interim period. The ASU should be applied prospectively. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$4,663	$2,114
Work in process	351	308
Finished goods	2,222	1,916
Total	$7,236	$4,338

The Company recorded a reserve for excess and obsolete inventory of $1.1 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively.

Intangible assets, net

Intangible assets, net were comprised of the following at September 30, 2021 and December 31, 2020 (in thousands):

	Gross	Accumulated Amortization	Net
Developed Technology (5-10 years)	$2,445	$679	$1,766
Customer relationships (7 years)	1,910	807	1,103
Tradenames (10 years)	360	107	253
September 30, 2021	$4,715	$1,593	$3,122

	Gross	Accumulated Amortization	Net
Developed Technology (5 years)	$1,110	$490	$620
Customer relationships (7 years)	1,910	603	1,307
Tradenames (10 years)	360	79	281
December 31, 2020	$3,380	$1,172	$2,208

For the three months ended September 30, 2021 and 2020, amortization expense related to the above finite-lived intangible assets was $0.1 million recorded in cost of sales and $0.1 million recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2021 and 2020, amortization expense related to the above finite-lived intangible assets was $0.2 million recorded in cost of sales and $0.2 million recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future annual amortization expense related to intangible assets, net at September 30, 2021 was as follows (in thousands):

2021 (remaining three months)	$166
2022	664
2023	618
2024	442
2025	386
Thereafter	846
Total amortizable intangible assets	$3,122

The weighted average amortization period as of September 30, 2021 of the Company’s intangible assets is 7.6 years.
4. Fair Value of Financial Instruments

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,103	$13,103	$—	$—
Liabilities:
Warrants	$4,225	$—	$—	$4,225
Forward obligation	$3,300	$—	$—	$3,300
Contingent earnout	$275	$—	$—	$275

December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$50,897	$50,897	$—	$—
Liabilities:
Warrants	$1,914	$—	$—	$1,914
Forward obligation	$2,750	$—	$—	$2,750
Contingent earnout	$930	$—	$—	$930

Recurring liabilities included in Level 3 consist of preferred stock warrants, a forward obligation to transfer shares of Series D preferred stock, and a contingent earnout.

The following table is a rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs (in thousands):

	Warrant liabilities	Forward obligation	Contingent earnout	Total
December 31, 2019	$2,260	$2,500	$2,390	$7,150
Payout of contingent earnout	—	—	(987)	(987)
Change in fair value	(105)	—	(478)	(583)
September 30, 2020	$2,155	$2,500	$925	$5,580

	Warrant liabilities	Forward obligation	Contingent earnout	Total
December 31, 2020	$1,914	$2,750	$930	$5,594
Payout of contingent earnout	—	—	(667)	(667)
Addition	2,135	—	—	2,135
Change in fair value	176	550	12	738
September 30, 2021	$4,225	$3,300	$275	$7,800

There were no transfers in or out of level 3 during the nine months ended September 30, 2021 and 2020.

Warrants

In December 2013, the Company entered into a $10.0 million term loan facility with Oxford Finance LLC. The term loan was repaid in full in June 2017. In connection with the term loan, the Company issued immediately exercisable warrants to the lender for the purchase of 27,397 shares of the Company’s Series C-1 preferred stock equal to three percent of the aggregate amount funded.

In June 2017, the Company entered into a term loan facility with Perceptive Credit Holdings, LP which was subsequently amended in October 2018 and again in October 2019 (see Note 9). Upon funding of the initial loan, and each initial tranche of the amended loans, the Company issued immediately exercisable warrants to the lender for the purchase of 54,793 shares of the Company’s Series D preferred stock and 49,315 shares of the Company’s Series E preferred stock, respectively.

In August 2021, the Company amended its term loan with Perceptive Credit Holdings, LP and issued immediately exercisable warrants to the lender for the purchase of 150,684 shares of the Company’s Series E preferred stock. The fair value at issuance of the Series E preferred stock warrants related to the August 2021 amendment was $2.1 million.

The Company recognized the fair value of warrants to purchase shares of convertible preferred stock issued in connection with certain debt as liabilities. The fair value of warrants are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. Subsequent to September 30, 2021, the Company continued to adjust the liability for changes in fair value of these warrants until the completion of the Company’s IPO on November 2, 2021, upon which all of the outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase share of common stock and the warrants liability was reclassified into shareholders’ equity.

Warrants at September 30, 2021 and December 31, 2020 included the following (in thousands, except share data):

			Warrants outstanding		Fair value
Warrants	Number of warrants issued	Purchase Price Per Share	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021
Series C-1	27,397	10.95	27,397	27,397	$225	$240
Series D	54,793	17.80	54,793	54,793	500	557
Series E	49,315	20.08	49,315	49,315	575	615
Series E	49,314	20.08	49,314	49,314	614	636
Series E	150,684	20.08	—	150,684	—	2,177
	331,503		180,819	331,503	$1,914	$4,225

As of September 30, 2021 and 2020, warrants fully vested and outstanding had estimated fair values ranging between $8.13 to $14.45 and $5.99 to $16.39, respectively. Fair values were determined using the Black-Scholes option-pricing model with the following input assumptions as of September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021 Range (Weighted Average)	Nine Months Ended September 30, 2020 Range (Weighted Average)
Expected volatility	78.60% to 84.81% (82.78%)	78.35% to 87.57% (82.22%)
Dividend yield	0.00%	0.00%
Risk-free interest rates	0.34% to 1.51% (1.35%)	0.17% to 0.62% (0.52%)
Expected term	2.25 years to 9.89 years (8.25 years)	3.25 years to 9.02 years (7.80 years)

Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

These warrants expire between December 2023 and August 2031.

Forward obligation

In connection with a December 2016 asset acquisition, a portion of the transaction consideration included the issuance of a maximum of 224,842 shares of Sonendo Series D Preferred Stock, issued, paid and deliverable upon the earliest to occur of (i) an extraordinary event, as defined in the purchase agreement; (ii) a public offering of any securities of the Company, in which the shares of the Series D preferred stock of the Company are converted in accordance with the then effective certificate of incorporation of the Company, or in connection with which the holders of the Series D preferred stock agree to convert their shares of series D preferred stock into conversion shares, as defined in the purchase agreement; or (iii) the 7th anniversary after the closing of the transaction. The Company measured the estimated value of the shares of Series D Preferred Stock as of the acquisition date based on the estimated fair value of the Series D preferred stock reflecting a discount for marketability. The fair value of the forward obligation was estimated by the Board with input from a third party valuation specialist, based on management estimates and assumptions reflecting the anticipated timing of delivery of the underlying preferred stock and utilizing the probability tree valuation method. This approach calculates estimated fair value by future cash flows attributable to the forward obligation using significant unobservable inputs, including the probabilities of multiple scenarios with individual probabilities ranging from 10% to 70%, and estimates of the timing of the achievement of various liquidity event scenarios.

Changes in the fair value of the Series D preferred stock shares would affect the ultimate fair value of the shares transferred upon settlement. As of September 30, 2021 and December 31, 2020, no shares of Series D preferred stock were issued in connection with the Forward Obligation. Upon the completion of the Company's IPO, all of the 224,842 shares of common stock were issued in connection with the settlement of the outstanding forward obligation.

Significant increases or decreases in any of the probabilities and other inputs could result in a significantly higher or lower fair value measurement, respectively.

Contingent earnout

In connection with the acquisition of TDO, the Company is required to record a liability related to certain contingent earnout provisions, which are based on annual sales of licenses and units, as defined in the stock purchase agreement, for each of the years ending December 31, 2019, 2020, and 2021.

The Company paid $1.0 million in 2020 related to the total earnout for the year ended December 31, 2019. The Company paid $0.7 million in 2021 related to the total earnout for the year ended December 31, 2020. The contingent earnout provisions could require the Company to pay $0.7 million for license sales and $0.5 million for unit sales for the year ending December 31, 2021.

The fair value of the contingent earnout is estimated by the Board with input from a third party valuation specialist, using certain significant unobservable inputs which include forecasted sales projections and discount rate, 7.6% as of September 30, 2021 and December 31, 2020. An increase in the forecasted sales projections would generally result in an increase to the value of the contingent earnout while an increase in the discount rate would result in a decrease to the value of the contingent earnout.

5. Convertible Preferred Stock and Common Stock

Authorized Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of two classes of stock designated as common and preferred stock, each having a par value of $0.001 per share. The number of shares authorized at September 30, 2021 is 39,172,043, consisting of 21,643,836 shares of common stock and 17,528,207 shares of preferred stock, designated as Series A-1, Series B, Series C, Series C-1, Series D, and Series E preferred stock in the amounts included in the table below.

Convertible Preferred Stock

The Company classifies convertible preferred stock as temporary equity on the accompanying condensed consolidated balance sheets, as all such preferred stock is redeemable either at the option of the holder or upon an event outside the control of the Company. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in 2019 are not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event are distributed in accordance with the liquidation preferences, provided that the holders of preferred stock have not converted their shares into common stock. The Company records the issuance of preferred stock at the issuance price less related issuance costs. The Company has not adjusted the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event is not probable of occurring as of the end of the reporting period.

The following table summarizes information related to issuance of the Company’s preferred stock at September 30, 2021 and December 31, 2020 (in thousands, except share data):

Preferred Stock Class	Number of Shares Authorized	Shares Issued and Outstanding	Carrying Value(1)	Conversion Price Per Share	Number of Common Stock Equivalent Shares	Liquidation Preference
Series A-1	730,591	730,591	$500	$0.6800	730,591	$500
Series B	955,573	955,573	6,999	7.2600	955,573	6,941
Series C	917,554	917,554	9,073	10.0400	917,554	9,210
Series C-1	1,671,229	1,643,832	17,941	10.9500	1,643,832	18,000
Series D	4,261,994	3,982,359	70,686	17.7900	3,982,359	70,847
Series E	8,991,266	8,801,978	176,143	20.0800	8,801,978	176,700
	17,528,207	17,031,887	$281,342		17,031,887	$282,198

(1)
The carrying value reflects the gross proceeds received from the sale of the preferred stock less issuance costs and the fair value at issuance of preferred stock warrants classified as a liability.

Upon the closing of the IPO, all 17,031,887 of the Company’s outstanding shares of the convertible preferred stock as of September 30, 2021 were converted into an equal number of shares of common stock.

Common Stock

Each share of common stock is entitled to one vote.

Common stock reserved for future issuance consisted of the following:

	As of September 30, 2021	As of December 30, 2020
Conversion of preferred stock	17,031,887	17,031,887
Preferred stock warrants	331,503	180,819
Forward obligation	224,842	224,842
Stock options issued and outstanding under the 2007 and 2017 Plan	2,532,210	2,247,136
Common shares available for future grant under the 2017 Plan	353,255	696,660

6. Stock Based Compensation Expense

During 2017, the Company adopted a stock option plan (the “2017 Plan”) which replaced the Company’s 2007 stock option plan (the “2007 Plan”). Following the adoption of the 2017 Plan, no stock options were granted under the 2007 Plan. As of September 30, 2021, the Company reserved an aggregate of 2,294,383 shares of common stock for issuance under the 2017 Plan. The exercise price of options granted under the 2017 Plan are set at fair market value at the date of the grant as estimated by the Company’s Board with an exercise price of no less than 100% of estimated fair market value on the date of grant. Time based awards generally vest over four years, and are exercisable for up to ten years from the date of grant. Certain options are exercisable immediately, and are subject to a repurchase right by the Company, which lapses over the original vesting period of the options.

The fair value of each stock option is measured as of the date of grant, and compensation expense is recognized over the period during which the recipient renders the required services to the Company.

Stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$50	$48	$157	$117
Selling, general and administrative	368	291	909	744
Research and development	123	126	382	314
Total stock-based compensation expense	$541	$465	$1,448	$1,175

The Company’s calculations of estimated fair value of the stock option awards were made using the Black- Scholes option-pricing model with the following input assumptions:

	Nine Months Ended September 30, 2021
	Range	Weighted Average
Expected volatility	80.49% to 83.14%	81.91%
Dividend yield	0.00%	0.00%
Risk-free interest rates	0.87% to 1.29%	1.06%
Expected term	5.49 years to 6.64 years	6.05 years

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2020	2,247,136
Granted	500,877	$12.08
Forfeited	(154,227)	$6.56
Exercised	(58,290)	$2.96
Expired	(3,286)	$0.73
Outstanding, September 30, 2021	2,532,210

The weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2021 was $8.41 per share.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the three and nine months ended September 30, 2021, the Company did not repurchase shares. There was no material amount of shares of common stock subject to repurchase as of September 30, 2021. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. During the nine months ended September 30, 2021, 308 early exercised stock options vested and were released to equity.

A summary of non-vested options is as follows:

	Number of Options	Weighted- Average Fair Value
Non-vested as of September 30, 2021	1,133,123	$6.10
Early exercised unvested as of September 30, 2021	205	$3.31

The weighted-average fair value of shares vested during the nine months ended September 30, 2021 was $3.93 per share.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options vested and exercisable as of September 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2021	2,532,210	$6.47	7.255
Vested and exercisable at September 30, 2021	1,399,015	$4.51	5.946

The aggregate intrinsic value of stock options outstanding, and vested and exercisable, is $17.8 million and $12.6 million, respectively, based on the Company’s estimate of the fair value of the common stock as of September 30, 2021 of $13.49 per share.

At September 30, 2021, there was $5.8 million of unamortized compensation expense for stock options to be recognized over a weighted average period of 3.09 years.

As of September 30, 2021, the total number of outstanding options vested, or expected to vest, is 2,390,577, with a weighted-average exercise price of $6.33 per share. The average remaining life of these options is 7.16 years and the aggregate intrinsic value is $17.1 million.

7. Leases

The Company leases office space under operating leases with expirations ranging from April 2021 to March 2025, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment.

Cash paid for amounts included in the lease liability were $0.3 million for both the three months ended September 30, 2021 and 2020, respectively and $0.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. Variable operating lease expenses consist primarily real estate taxes and insurance. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Rent expense	$303	$308	$892	$819
Short-term lease costs	-	54	-	143
Variable lease costs	25	25	72	65
Total	$328	$387	$964	$1,027

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of Sales	$55	$66	$162	$175
Selling, general and administrative	273	321	802	852
Total	$328	$387	$964	$1,027

Supplemental unaudited condensed consolidated balance sheet information related to leases were as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,943	$3,308
Operating lease liabilities	$935	$802
Operating lease liabilities, net of current	1,964	2,449
Total operating lease liabilities	$2,899	$3,251

As of September 30, 2021, the remaining weighted-average lease term of the operating leases was 2.95 years and the weighted-average discount rate was 7.58%. As of December 31, 2020, the remaining weighted-average lease term of the operating leases was 3.69 years and the weighted-average discount rate was 7.55%.

Future minimum lease payments under these leases are as follows (in thousands):

2021(remaining three months)	$303
2022	1,202
2023	1,049
2024	617
Thereafter	156
Total undiscounted lease payments	3,327
Less present value discount	(428)
Operating lease liabilities	$2,899

8. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

9. Term Loan

Perceptive loan

On June 23, 2017, the Company entered into an aggregate $20.0 million delayed-draw term loan with Perceptive Credit Holdings, LP (the “Perceptive Loan”). The initial loan of $10.0 million was made in a single borrowing on June 23, 2017. The interest rate for the loan is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25% (11.25% at June 23, 2017 and September 30, 2021). In connection with the Perceptive Loan, the Company issued 54,793 warrants on its Series D Preferred shares (see Note 5).

On October 16, 2018, the Company amended the terms of the Perceptive Loan (the “Amended Perceptive Loan”), providing an additional tranche consisting of two borrowings; an initial draw in the amount of $10.0 million with an initial delayed draw date that was extended from December 22, 2017 to October 31, 2018 and a delayed-draw term loan in the amount of $10.0 million that was required to be initiated on or before December 31, 2019. The initial draw was exercised on October 16, 2018 and required a loan origination fee of 1.50% of the principal amount borrowed. In addition, the Company issued 49,315 warrants on its Series E Preferred shares upon the initial borrowing on the Amended Perceptive Loan (see Note 5). The Company evaluated the amendment as a modification.

The subsequent delayed-draw term loan under the Amended Perceptive Loan was exercised on October 7, 2019 and included warrants of 49,314 Series E Preferred shares. In conjunction with the borrowing, the Company paid an origination fee equal to 1.50% of the principal amount borrowed as well as lender’s legal fees and expenses.

On October 7, 2019, the Company entered into a second amendment to the Perceptive Loan (the “Second Amended Perceptive Loan”), providing two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million. The additional tranches were required to be initiated on or before December 31, 2020 and each included warrants of 32,876 shares of Series E Preferred shares. The second of these additional delayed-draw term loans included a revenue milestone requiring the achievement of a minimum level of trailing twelve month revenues prior to exercising the delayed-draw loan. The Second Amended Perceptive Loan also modified the repayment of all outstanding principal to be due at maturity on June 23, 2022. The Company evaluated the amendment as a modification. The additional tranches were not exercised prior to their expiration.

On May 15, 2020, the Company entered into a third amendment to the Perceptive Loan, which allowed the Company to waive the defaults that occurred with the initial grant and subsequent repayment of the PPP loan. The Company evaluated the amendment as a modification.

On October 13, 2020, the Company entered into a fourth amendment to the Perceptive Loan, which amended the Perceptive Loan to remove the required revenue covenant calculation dates of September 30, 2020 and December 31, 2020. The Company evaluated the amendment as a modification.

On August 23, 2021, the Company entered into a fifth amendment to the Perceptive Loan (the “Fifth Amended Perceptive Loan”) which transferred the loan to Perceptive Credit Holdings III, LP and provides two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million. The two additional tranches are required to be initiated on or before December 31, 2021 and March 31, 2022, respectively, and included warrants to purchase 150,684 shares of Series E Preferred shares at $11.00 per share. The Fifth Amended Perceptive Loan also modified the repayment of all outstanding principal to be due at maturity on August 23, 2026. In conjunction with the amendment, the Company paid a closing fee equal to $0.5 million as well as lender’s legal fees and expenses. The Company evaluated the amendment as a modification.

For the nine months ended September 30, 2021, the effective interest rate was 14.59%. respectively.

Future principal repayments on the Perceptive Loan, as amended, as of September 30, 2021, are as follows (in thousands):

Principal
2026	$30,000
Total	$30,000

The amended and restated credit agreement also includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. During the nine months ended September 30, 2021, the Company was in compliance with all financial covenants and conditions required by the outstanding Perceptive Loan.

Small Business Administration Paycheck Protection Program Loan (“PPP Loan”)

On April 22, 2020, the Company was granted a loan in the aggregate amount of $5.1 million, pursuant to the Paycheck Protection Program (the “PPP loan”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The receipt of this loan triggered an event of default under the Perceptive Loan, which was subsequently waived by the lender through the third amendment on May 15, 2020 discussed above. On May 7, 2020, the PPP Loan was repaid in full.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2021 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2020 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of September 30, 2021.

The Company is subject to U.S. federal and various states income taxes. The federal returns for tax years 2017 through 2020 remain open to examination and the state returns remain subject to examination for tax years 2016 through 2020. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination.

11. Related Party Transactions

During the nine months ended September 30, 2021 and 2020, the Company incurred $0.04 million and $0.1 million, respectively, for facility space, finance and accounting services and other general and administrative support services to a company owned and operated by a member of the Company’s Board and stockholder. The transactions are recorded as selling, general and administrative expenses on the condensed consolidated statements of comprehensive loss. Amounts payable as of September 30, 2021 were immaterial.

During each of the nine months ended September 30, 2021 and 2020, the Company paid $0.1 million for facility space and other general and administrative support services to a company owned and operated by the former owner of TDO who is now an employee of the Company. The transactions were recorded as selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable as of September 30, 2021 were immaterial. Additionally, $0.5 million and $0.7 million of the of the contingent earnout paid during the nine months ended September 30, 2021 and 2020, respectively, was paid to the former owner of TDO.

12. Segment Information

The Company’s segment information as of and for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Product	Software	Total	Product	Software	Total
Revenue	$6,186	$1,701	$7,887	$18,166	$5,140	$23,306
Cost of sales	5,260	578	5,838	15,668	1,754	17,422
Gross profit	926	1,123	2,049	2,498	3,386	5,884
Gross margin	15%	66%	26%	14%	66%	25%
Operating expenses:
Selling, general and administrative	7,961	534	8,495	20,893	1,507	22,400
Research and development	4,214	419	4,633	13,075	1,235	14,310
Change in fair value of contingent earnout	19	—	19	12	—	12
Total operating expenses	12,194	953	13,147	33,980	2,742	36,722
Income (loss) from operations	$(11,268)	$170	$(11,098)	$(31,482)	$644	$(30,838)

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Product	Software	Total	Product	Software	Total
Revenue	$4,675	$1,457	$6,132	$10,690	$3,990	$14,680
Cost of sales	4,404	527	4,931	10,973	1,577	12,550
Gross profit	271	930	1,201	(283)	2,413	2,130
Gross margin	6%	64%	20%	(3)%	60%	15%
Operating expenses:
Selling, general and administrative	5,363	439	5,802	18,044	1,379	19,423
Research and development	4,560	360	4,920	13,463	1,088	14,551
Change in fair value of contingent earnout	30	—	30	(478)	—	(478)
Total operating expenses	9,953	799	10,752	31,029	2,467	33,496
Income (loss) from operations	$(9,682)	$131	$(9,551)	$(31,312)	$(54)	$(31,366)

Segment Assets:

	As of September 30, 2021	As of December 31, 2020
Product	$32,133	$64,021
Software	11,283	12,120
Total	$43,416	$76,141

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stock holders	$(12,733)	$(10,593)	$(34,788)	$(34,138)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	1,232,921	1,197,919	1,218,815	1,194,562
Net loss per share attributable to common stockholders - basic and diluted	$(10.33)	$(8.84)	$(28.54)	$(28.58)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	September 30,
	2021	2020
Convertible preferred stock	17,031,887	17,031,887
Stock options	2,532,210	2,245,047
Warrants	331,503	180,819
Forward obligation	224,842	224,842
Total	20,120,442	19,682,595

14. Subsequent Events

On October 20, 2021, the Company’s Board of Directors approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) which became effective as of the day prior to the Company’s public trading date on October 29, 2021 (the “2021 Plan Effective Date”). The 2021 Plan allows the Company to make equity-based awards to its officers, employees, directors and other key persons, including consultants. The 2021 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, RSUs, stock appreciation rights, and other stock or cash awards.

The 2021 Plan provides that the aggregate number of shares available for issuance pursuant to awards thereunder shall be the sum of: (i) 13% of the shares outstanding as of the closing of the initial public offering; (ii) any shares which, as of the 2021 Plan Effective Date, are subject to the 2007 Plan and 2017 Plan prior plan awards which, on or following the 2021 Plan effective date, become available for issuance under the 2021 Plan; and (iii) an annual increase on the first day of each calendar year beginning on and including January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) 5% of the aggregate number of shares outstanding on the last day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board.

Following the 2021 Plan Effective Date, the Company will not make any further grants under the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under it and the applicable award agreement.

On October 20, 2021, the Company’s Board of Directors approved the 2021 Employee Share purchase Plan (the “ESPP”), which became effective as of the day prior to the Company’s public trading date on October 29, 2021. The ESPP provides that the aggregate number of shares of common stock available for issuance pursuant to awards under the ESPP is equal to the sum of: (i) 2% of the shares outstanding as of the closing of the Company initial public offering and (ii) an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the Board; provided, however, that the number of shares that may be issued or transferred pursuant to the rights granted under the ESPP shall not exceed 10,000,000 shares.

In connection with the Company’s IPO on November 2, 2021, the Company issued 572,437 stock option awards and 338,149 restricted stock units to newly-appointed non-employee directors and executive officers. The awards will vest over three to four years of service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our prospectus dated October 28, 2021 filed with the U.S. Securities and Exchange Commission on November 1, 2021 pursuant to Rule 424(b)(4) under the Securities Act. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on leveraging the GentleWave System, the first and only FDA-cleared system for root canal therapy, or RCT, that employs a sterilized, single-use procedure instrument, to transform RCT, by addressing the limitations of conventional methods. The system utilizes our proprietary mechanism of action, which combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, to debride and disinfect deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The clinical benefits of our GentleWave System when compared to conventional methods of RCT include improved clinical outcomes, such as superior cleaning that is independent of root canal complexity and tooth anatomy, high and rapid rates of healing and minimal to no post- operative pain. In addition to the clinical benefits, the GentleWave System can improve the workflow and economics of dental practices. We began scaling commercialization of our current technology in 2017 and are focused on establishing the GentleWave Procedure as the standard of care for RCT. As of September 30, 2021, we had an installed base of over 750 GentleWave Systems and have treated more than 650,000 patients.

RCT is a treatment for late-stage tooth decay that aims to save the patient’s tooth instead of removing it. Conventional methods of RCT depend primarily on instruments to manually scrape and remove tooth structure and open canals inside the tooth in order to remove and irrigate infected tissue. We believe that conventional methods of RCT do not adequately clean and disinfect the entire root canal system, primarily due to the complexity and uniqueness of each root canal and the inability of current endodontic technologies to effectively reach the microscopic spaces within the tooth. Conventional methods of RCT also generally require extensive use of instrumentation within the root canal system, which can result in the removal of substantial tooth structure, weaken the tooth and impact its long-term survival. This lack of sufficient cleaning and removal of substantial tooth structure can result in poor clinical outcomes, such as high treatment failure rates and significant post- operative pain. In addition, other limitations of conventional methods of performing RCT include: a frequent need for multiple visits to complete the procedure, a lack of standardized procedure protocols and a complex procedure that can be difficult to perform.

Our GentleWave System represents an innovative technology platform and approach to RCT. The GentleWave System is a Class II device and has received 510(k) clearance from the FDA. The key components of our GentleWave System are a sophisticated and mobile console and a pre-packaged, sterilized, single-use procedure instrument, or PI. The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. We believe our GentleWave System transforms the patient and dental practitioner experience and addresses many of the limitations of conventional RCT.

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been demonstrated in-vivo and in-vitro across two prospective, multi-center clinical studies, in real-world, clinical practice and in over 30 peer-reviewed journal publications, including seven independent publications and more than 23 publications by our consultants or sponsored or funded by us. For example, results from our PURE study demonstrated a treatment success rate of 97% at the six- and 12-month follow-ups for patients treated using the GentleWave System.

In the United States and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We intend to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We also plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

On November 2, 2021, we completed our initial public offering (“IPO”) of 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $84.0 million.

Prior to our IPO, our primary sources of capital have been private placements of convertible preferred stock, debt financing agreements, and to a lesser extent, revenue from the sale of our products and related services and software. We have raised a total of $281.3 million in net proceeds from private placements of preferred stock, and approximately $4.2 million from issuances of common stock and stock option exercises. As of September 30, 2021, we had cash and cash equivalents of $13.7 million, an accumulated deficit of $298.3 million, and $30.0 million in principal outstanding on our term loan facility. We generated revenue of $23.3 million and a net loss of $34.5 million for the nine months ended September 30, 2021, compared to revenue of $14.7 million and a net loss of $34.1 million for the nine months ended September 30, 2020.

We intend to continue to incur net losses for the next several years, in particular as we intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives and expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts as well as broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we expect to incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these and other factors, we will require additional financing to fund our operations and planned growth.

As of September 30, 2021, we had cash and cash equivalents of $13.7 million. We believe that the net proceeds from our IPO, anticipated revenue and available debt financing arrangements, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure and meet our debt minimum liquidity covenant requirements for at least the next 12 months from the date of this Form 10-Q. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. At this time, we do not have plans or intentions to raise additional funds by way of the sale of additional securities.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: In the United States and Canada, we are initially focused on driving adoption of the GentleWave System among dental practitioners, with an initial focus on RCT. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization. As of September 30, 2021, we had 20 capital sales representatives, and we plan to continue expanding our team of capital sales representatives.
•
System utilization: Our revenue is significantly impacted by the utilization of our GentleWave System. Our objective is to establish the GentleWave Procedure as the standard of care for RCT. To accomplish this, we plan to continue expanding our team of consumable sales representatives who are partnering with our customers to provide onboarding, onsite training and continuing education, to enhance practice efficiency and clinical workflow and to drive patient referral volumes. In addition, we plan to launch the CleanFlow PI, which has received 510(k) clearance from the FDA and which we expect will further increase utilization. We expect to commercialize the CleanFlow PI in 2022.
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave console and single-use PIs, and to scale our manufacturing operations efficiently. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and working with our suppliers to reduce material costs. We have also executed several product design improvements to reduce product cost. For example, we expect the CleanFlow PI to have a positive impact on the gross margin profile of our single-use PIs. We anticipate that the combination of these strategies will drive margin improvement.
•
Commercial organization: As of September 30, 2021, our sales and customer support team consisted of approximately 47 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

Impact of the COVID-19 Pandemic

We are subject to the continuing risks related to the public health crises, primarily the global pandemic associated with COVID-19 and its variants. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted and may continue to negatively impact our operations, revenue, and overall financial condition. In response to the pandemic, numerous state and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, slowdowns and delays, travel restrictions, and cancellation of training and other events, among other effects, thereby negatively impacting our operations. Additionally, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 started to be significantly reduced in 2021, we continue to experience disruptions to our business, including customers continuing to be cautious in restarting procedures in light of the continued risk posed by the virus.

The dental industry has been particularly challenged in part by desire of patients to avoid dental visits and potential exposure to COVID-19. These measures and challenges have generally decreased the number of root canal procedures performed, and consequently slowed adoption of the GentleWave Procedure and impacted our ability to sell our GentleWave System. We believe the number of our systems sold has been impacted as health care organizations have prioritized the treatment of patients with COVID-19. Procedures were cancelled or delayed as a result of local public health measures and dental office policies. We have also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support.

While restrictions associated with COVID-19 are beginning to relax, subject to the increase in vaccination rates and reductions in COVID-19 infection rates, including those associated with new variants, the longevity and extent of the COVID-19 pandemic remains uncertain. These measures and challenges may continue for the duration of the pandemic and may negatively impact our revenue growth while the pandemic continues. The potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict. The widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. We expect any further shelter-in-place policies and restrictions on dental procedures to have a substantial near-term impact on our revenue. During the COVID-19 pandemic, our customers, including endodontists, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of our GentleWave Systems sold after the pandemic has ended.

Components of Our Results of Operations

Revenue

Our revenue consists primarily of product revenue and software revenue. We generate product revenue on the capital sale of our GentleWave console and recurring sales of our single-use PI and accessories. To a lesser extent, we also derive product revenue from service and repair and extended warranty contracts with our existing customers. Software revenue relates to fees we receive for licensing our practice management tool, The Digital Office, to dental practitioners. We expect our product revenue to increase in absolute dollars as we increase adoption and utilization of the GentleWave System, though revenues may fluctuate from quarter to quarter.

Cost of Sales and Gross Margin

Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation for personnel, including stock-based compensation expenses, facilities, the cost of production equipment and operations supervision, quality control, material procurement and intangible assets amortization. We provide a two-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from quarter to quarter.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our software gross margin is generally higher than our product gross margin. As a result of these factors, we expect gross margin may fluctuate from quarter to quarter. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, professional education, administration, finance, information technology, legal, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses, though it may fluctuate from quarter to quarter. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.

Research and Development

Research and development, or R&D, expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality control expenses, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop, enhance, and commercialize new products and technologies. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

Changes in Fair Value of Contingent Earnout

Changes in fair value of contingent earnout consists of fair value adjustments from our contingent earnout liabilities recorded in connection with the 2018 acquisition of TDO. We recorded a liability related to the contingent earnout provisions, which are based on annual sales of licenses and units, as defined in the stock purchase agreement, for each of the years ending December 31, 2019 and 2020, and expect to record such liability for the year ended December 31, 2021.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense from our outstanding term loan, and the remeasurement to fair value each reporting period, of our preferred stock warrant liabilities and our forward obligation recorded in connection with an asset acquisition. We will continue to record adjustments to the estimated fair value of the preferred stock warrants until they are exercised, expire or at such time as the warrants are treated as equity for accounting. Subsequent to September 30, 2021, we continued to record adjustments to the estimated fair value of the forward obligation until the completion of our IPO on November 2, 2021, upon which all of the outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and the warrants liability was reclassified into shareholders’ equity.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table shows our results of operations for the three months ended September 30, 2021 and 2020, together with the dollar and percentage change in those items:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands, except percentages)
Revenue	$7,887	$6,132	1,755	29%
Cost of sales	5,838	4,931	907	18%
Gross profit	2,049	1,201	848	71%
Gross margin	26%	20%
Operating expenses:
Selling, general and administrative	8,495	5,802	2,693	46%
Research and development	4,633	4,920	(287)	(6)%
Change in fair value of contingent earnout	19	30	(11)	(37)%
Total operating expenses	13,147	10,752	2,395	22%
Loss from operations	(11,098)	(9,551)	(1,547)	16%
Other income (expense), net:
Interest and financing costs, net	(1,076)	(1,080)	4	(0)%
Change in fair value of warrant liabilities	(159)	38	(197)	(518)%
Change in fair value of forward obligation	(400)	—	(400)	(100)%
Loss before income tax benefit	(12,733)	(10,593)	(2,140)	20%
Net loss	$(12,733)	$(10,593)	(2,140)	20%

Revenue

Our breakdown of revenue for the three months ended September 30, 2021 and 2020, respectively, is summarized below:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands, except percentages)
Product revenue	$6,186	$4,675	1,511	32%
Software revenue	1,701	1,457	244	17%
Total revenue	$7,887	$6,132	1,755	29%

Revenue increased $1.8 million, or 29%, to $7.9 million during the three months ended September 30, 2021 from $6.1 million during the three months ended September 30, 2020. For the three months ended September 30, 2021, we generated $1.8 million and $3.7 million from the sale of GentleWave consoles and PIs, respectively, compared to $1.2 million and $2.8 million for the three months ended September 30, 2020, respectively. We attribute this increase primarily to higher sales volume for the three months ended September 30, 2021 due to the recovery from COVID-19 outbreak compared to the same period in 2020.

Cost of sales and Gross margin

Cost of sales increased $0.9 million, or 18%, to $5.8 million during the three months ended September 30, 2021 from $4.9 million during the three months ended September 30, 2020. The increase was primarily attributable to higher sales volume that was partially offset by lower inventory reserve and lower unallocated manufacturing overhead expenses in the three months ended September 30, 2021, due to increased production volume in 2021. There were no significant changes in the Software segment cost of sales.

Gross margin increased to 26% for the three months ended September 30, 2021 from 20% for the three months ended September 30, 2020, primarily due to reduction in inventory reserve and improved overhead absorption in 2021.

Selling, general and administrative expenses

SG&A expenses increased $2.7 million, or 46%, to $8.5 million during the three months ended September 30, 2021 from $5.8 million during the three months ended September 30, 2020, primarily driven by changes in our Product segment due to higher sales employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales. We also incurred higher administrative fees in preparation for our IPO. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses were $4.6 million during the three months ended September 30, 2021 as compared to $4.9 million during the three months ended September 30, 2020. There were no significant changes in any major components of the R&D expenses as described in the Components of Our Results of Operations above.

Change in fair value of contingent earnout

There were no significant changes in fair value of contingent earnout or in the inputs and estimates utilized by management in the estimation of fair value for the three months ended September 30, 2021 or the three months ended September 30, 2020.

Loss from operations

Loss from operations was $11.1 million during the three months ended September 30, 2021 compared to $9.6 million for the three months ended September 30, 2020, primarily due to increases in operating expenses in the Product segment as partially offset by higher sales and gross profit in the Product segment. The Software segment recorded income from operations of $0.2 million for the three months ended September 30, 2021 as compared to $0.1 million for the three months ended September 30, 2020.

Interest and financing costs, net

There were no significant changes in interest and financing costs, net, which was $1.1 million during the three months ended September 30, 2021 and 2020.

Change in fair value of warrant liabilities

There were no significant changes in fair value of warrant liabilities for the three months ended September 30, 2021 and 2020.

Change in fair value of forward obligation

Change in fair value of forward obligation was an expense of $0.4 million for the three months ended September 30, 2021 as a result of changes in input assumptions used to remeasure the valuation of the forward obligation, primarily including estimated probabilities of various future outcomes and financial projections. There was no significant change in fair value of forward obligation for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table shows our results of operations for the nine months ended September 30, 2021 and 2020, together with the dollar and percentage change in those items:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands, except percentages)
Revenue	$23,306	$14,680	8,626	59%
Cost of sales	17,422	12,550	4,872	39%
Gross profit	5,884	2,130	3,754	176%
Gross margin	25%	15%
Operating expenses:
Selling, general and administrative	22,400	19,423	2,977	15%
Research and development	14,310	14,551	(241)	(2)%
Change in fair value of contingent earnout	12	(478)	490	(103)%
Total operating expenses	36,722	33,496	3,226	10%
Loss from operations	(30,838)	(31,366)	528	(2)%
Other income (expense), net:
Interest and financing costs, net	(3,224)	(2,877)	(347)	12%
Change in fair value of warrant liabilities	(176)	105	(281)	(268)%
Change in fair value of forward obligation	(550)	—	(550)	(100)%
Loss before income tax benefit	(34,788)	(34,138)	(650)	2%
Net loss	$(34,788)	$(34,138)	(650)	2%

Revenue

Our breakdown of revenue for the nine months ended September 30, 2021 and 2020, respectively, is summarized below:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands, except percentages)
Product revenue	$18,166	$10,690	7,476	70%
Software revenue	5,140	3,990	1,150	29%
Total revenue	$23,306	$14,680	8,626	59%

Revenue increased $8.6 million, or 59%, to $23.3 million during the nine months ended September 30, 2021 from $14.7 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we generated $5.3 million and $10.7 million from the sale of GentleWave consoles and PIs, respectively, compared to $2.0 million and $7.1 million for the nine months ended September 30, 2020, respectively. We attribute this increase primarily to lower sales as a result of the temporary dental and endodontic office closures impacted by the COVID-19 outbreak during 2020. Software revenue increased primarily due to higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $4.9 million, or 39%, to $17.4 million during the nine months ended September 30, 2021 from $12.6 million during the nine months ended September 30, 2020. The increase was primarily attributable to higher sales volume that was partially offset by lower unallocated manufacturing overhead expenses in the nine months ended September 30, 2021, due to increased production volume in 2021. There were no significant changes in the Software segment cost of sales.

Gross margin increased to 25% for the nine months ended September 30, 2021 from 15% for the nine months ended September 30, 2020, primarily due to reduction in inventory reserve and improved overhead absorption in 2021.

Selling, general and administrative expenses

SG&A expenses increased $3.0 million, or 15%, to $22.4 million during the nine months ended September 30, 2021 from $19.4 million during the nine months ended September 30, 2020, primarily driven by changes in our Product segment due to higher sales employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales. We also incurred higher administrative fees in preparation for our IPO. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses were $14.3 million during the nine months ended September 30, 2021 as compared to $14.6 million during the nine months ended September 30, 2020. There were no significant changes in any major components of the R&D expenses as described in the Components of Our Results of Operations above.

Change in fair value of contingent earnout

There were no significant changes in fair value of contingent earnout for the nine months ended September 30, 2021 as compared to a gain of $0.5 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, there were no significant changes in the inputs and estimates utilized by management in the estimation of fair value. The gain recognized in the nine months ended September 30, 2020 was primarily due to lower financial sales projections.

Loss from operations

Loss from operations was $30.8 million during the nine months ended September 30, 2021 compared to $31.4 million for the nine months ended September 30, 2020, primarily due to growth in revenue and gross profit as partially offset by increases in operating expenses in the Product segment. The Software segment recorded income from operations of $0.6 million for the nine months ended September 30, 2021 as compared to loss from operations of $0.1 million for the nine months ended September 30, 2020.

Interest and financing costs, net

Interest and financing costs, net, increased $0.3 million, or 12%, to $3.2 million during the nine months ended September 30, 2021, from $2.9 million during the nine months ended September 30, 2020, primarily attributable to lower interest income in 2021.

Change in fair value of warrant liabilities

There were no significant changes in fair value of warrant liabilities for the nine months ended September 30, 2021 and 2020.

Change in fair value of forward obligation

Change in fair value of forward obligation was an expense of $0.6 million for the nine months ended September 30, 2021 as a result of changes in input assumptions used to remeasure the valuation of the forward obligation, primarily including estimated probabilities of various future outcomes and financial projections. There was no significant change in fair value of forward obligation for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of September 30, 2021, we had cash and cash equivalents of $13.7 million, an accumulated deficit of $298.3 million, and $30.0 million in principal outstanding on our term loan facility. For the nine months ended September 30, 2021 and 2020, our net losses from operations were $30.8 million and $31.4 million, respectively, and our net cash used in operating activities was $33.9 million and $30.9 million, respectively.

Our primary sources of capital have been from private placements of convertible preferred stock, debt financing agreements, our IPO completed on November 2, 2021, and to a lesser extent, revenue from the sale of our products and related services and software. As of September 30, 2021, we have raised $281.3 million from private placements of convertible preferred securities from our investors. Upon completion of our IPO on November 2, 2021, we raised net proceeds of $84.0 million after deducting underwriting discounts and commissions and other offering expenses.

Funding requirements

We expect our operating expenses to increase for the foreseeable future as we continue to invest in expanding our sales and marketing infrastructure programs to both drive and support anticipated sales growth and product development. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force and expansion of our commercial organization;
•
the impact on our business from the ongoing and global COVID-19 pandemic and the end of the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;
•
the cost of our research and development activities;
•
the cost and timing of additional regulatory clearances or approvals;
•
the costs associated with any product recall that may occur;
•
the costs associated with the manufacturing of our products at increased production levels;
•
the costs of attaining, defending and enforcing our intellectual property rights;
•
whether we acquire third-party companies, products or technologies;
•
the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•
the scope, rate of progress and cost of our current or future clinical trials and registries;
•
the emergence of competing technologies or other adverse market developments;
•
the rate at which we expand internationally;
•
our ability to raise additional funds to finance our operations;
•
debt service requirements; and
•
the cost associated with being a public company.

Our condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that the net proceeds from our IPO completed on November 2, 2021, anticipated revenue and available debt financing arrangements, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure and meet our debt minimum liquidity covenant requirements for at least the next 12 months from the date of issuance of the unaudited condensed consolidated financial statements as of September 30, 2021.

We have based this estimate on estimates and assumptions that may prove to be wrong, and we may need to utilize additional available capital resources or seek additional financing opportunistically. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity or debt securities or obtain an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. At this time, we do not have plans or intentions to raise additional funds by way of the sale of additional securities.

Indebtedness

On June 23, 2017, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit Holdings, LP, which provided for a delayed-draw term loan in an aggregate principal amount of $20.0 million. The initial loan of $10.0 million was made in a single borrowing on June 23, 2017. The interest rate for the loan is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with the loan, we granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments of the loan, subject to a prepayment fee equal to 1.00% of the amount prepaid.

The Credit Agreement was amended in October 2018 to provide an additional tranche consisting of two borrowings, which were exercised on October 16, 2018 and October 7, 2019 in an aggregate principal amount of $10.0 million each. The Credit Agreement was amended in October 2019 to provide two additional tranches of delayed-draw term loans of $10.0 million each, and to modify the repayment provisions of the loan to require all principal to be due at maturity. The additional tranches were not exercised prior to their expiration on December 31, 2020. Both amendments were evaluated and accounted for as modifications.

On August 23, 2021, we amended the Credit Agreement to transfer and assign the loans thereunder to Perceptive Credit Holdings III, LP. In connection with this transfer and assignment, we entered into an amended and restated credit agreement and guaranty, or the New Credit Agreement, with Perceptive Credit Holdings III, LP, which provides for two additional tranches of delayed-draw term loans of $10.0 million each and extended the maturity date for repayment, including with respect to amounts owed in connection the existing delayed-draw term loan, to August 2026. The additional tranches are required to be initiated on or before December31, 2021 and March 31, 2022, respectively.

As of September 30, 2021, there was an aggregate principal balance of $30.0 million outstanding under the Credit Agreement and we were in compliance with all covenants and conditions under the Credit Agreement.

The interest rate for amounts borrowed under the New Credit Agreement is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with the New Credit Agreement, we also entered into an amended and restated security agreement and granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The New Credit Agreement contains events of default, including, without limitation, events of default upon: (i)failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the New Credit Agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

The New Credit Agreement includes financial covenants that requires us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii)satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the New Credit Agreement.

In connection with the New Credit Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share.

On April 22, 2020, we were granted a loan in an aggregate amount of $5.1 million pursuant to the Paycheck Protection Program, or the PPP loan, under Division A, Title I of the CARES Act, which was enacted March 27, 2020. On May 7, 2020, the PPP Loan was repaid in full.

Summary statement of cash flows

The following table summarizes the primary sources and uses of our cash flows:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
	(in thousands)
Net cash used in:
Operating activities	$(33,880)	$(30,872)
Investing activities	(1,782)	(824)
Financing activities	(2,312)	(976)
Net decrease in cash and cash equivalents	$(37,974)	$(32,672)

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.9 million for the nine months ended September 30, 2021, primarily consisting of net loss of $34.8 million, non-cash items of $5.2 million and a net change in our net operating assets and liabilities of $4.3 million. Non-cash items primarily consisted of $2.3 million in depreciation and amortization and $1.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $3.0 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities attributable to timing of payment.

Net cash used in operating activities was $30.9 million for the nine months ended September 30, 2020, primarily consisting of net loss of $34.1 million, non-cash items of $4.3 million and a net change in our net operating assets and liabilities of $1.0 million. Non-cash items primarily consisted of $2.7 million in depreciation and amortization and $1.2 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $1.4 million decrease in accounts receivable due to lower sales and timing of customer collection and a $3.7 million decrease in accounts payable and accrued expenses and other liabilities attributable to timing of payment.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.8 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of an acquisition of intangible assets and purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2021, primarily due to payment of deferred offering costs, deferred financing costs and contingent earnout upon achieving sales objectives. There was no significant cash flow from financing activities for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the U.S. Securities and Exchange Commission, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

As of September 30, 2021, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our prospectus filed with the SEC on November 1, 2021.

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the revenue generated, and expenses incurred, and related disclosures, during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Prospectus filed on November 1, 2021.

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to avail ourselves of this exemption and, therefore, for new or revised accounting standards applicable to public companies, we will be subject to an extended transition period until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (b) the date that we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the second quarter of that fiscal year, (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (d) the last day of the 2026 fiscal year.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Quarterly Report on Form 10-Q, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, as well as our financial statements and related notes as disclosed in our Prospectus filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on November 1, 2021 in connection with our IPO. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.

We have incurred significant net losses in each reporting period since our inception. For the nine months ended September 30, 2021 and 2020, we had a net loss of $34.8 million and $34.1 million, respectively. We expect to continue to incur additional losses in the future. Prior to the IPO, we have financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our credit agreement and, to a lesser extent, product and software revenue from sales of our GentleWave System and TDO business. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and software, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing clearance or approval, and infrastructure improvements.

We may also encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage medical technology companies in rapidly evolving fields. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur significant operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our capital requirements needed to operate our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

Our revenue is primarily generated from sales of our GentleWave console and the accompanying single-use PIs, as well as TDO software, and we are therefore highly dependent on the success of those offerings.

To date, substantially all of our revenue has been derived, and we expect it to continue to be substantially derived, from sales of our GentleWave console and the accompanying single-use PIs, as well as TDO software. Our GentleWave console and the accompanying single-use PIs are used to deliver the GentleWave Procedure, an advanced procedure used to treat tooth decay and save teeth by cleaning and disinfecting microscopic spaces within teeth. We began scaled commercialization of our current suite of products in the United States in 2017 and dental practitioner awareness of, and experience with, our products has been and is currently limited. As a result, our products have limited product and brand recognition within the dental industry as an alternative to the conventional methods of performing root canal therapy. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.

In addition, because we devote substantially all of our resources to our products and software and rely on these offerings as our primary source of revenue, any factors that negatively impact our offerings or result in a decrease in sales could have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

Our quarterly and annual operating results may fluctuate significantly and may not fully reflect the underlying performance of our business. This makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such fluctuations in quarterly and annual operating results may decrease the value of our common stock. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

▪
the level of adoption of and demand for our offerings and the GentleWave Procedure;
▪
positive or negative coverage in the media or clinical publications, or changes in public, patient and/or dental practitioner perception, of our products or competing products and treatments, including our brand reputation;
▪
the degree of competition in our industry and any change in the competitive landscape, including consolidation among competitors or future partners;
▪
any safety, reliability or effectiveness concerns that arise regarding our products or other procedures to treat tooth decay;
▪
unanticipated pricing pressures in connection with the sale of our products and downward pressure on healthcare costs in general;
▪
the effectiveness of our sales and marketing efforts, including our ability to deploy a sufficient number of qualified sales representatives to sell and market our products;
▪
the timing of product orders or procedures using our products and the number of available selling days in any quarterly period, which can be impacted by holidays, the mix of products sold and the geographic mix of where products are sold;
▪
changes in reimbursement rates by government or commercial payors;
▪
unanticipated delays in product development or product launches;
▪
the cost of manufacturing our products, which may vary depending on the quantity of production, cost of labor and components and the terms of our arrangements with third-party suppliers;
▪
our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our products;
▪
disruptions to our business and operations or to the business and operations of our suppliers and other third parties with whom we conduct business resulting from the COVID-19 pandemic or other widespread health crises such as the COVID-19 pandemic;
▪
our ability to achieve and maintain compliance with all regulatory requirements applicable to our products and services;
▪
our ability to obtain, maintain and enforce our intellectual property rights;
▪
our ability and our third-party suppliers’ ability to supply the components of our products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements; and
▪
introduction of new products, technologies or alternative treatments for tooth decay that compete with our products.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could deviate materially from our expectations and our business could suffer.

This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it will negatively affect our business, financial condition and results of operations and cause the market price of our common stock to decline.

The terms of our credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of September 30, 2021, there was $30.0 million in principal outstanding under our credit agreement with Perceptive Credit Holdings III, LP. On August 23, 2021, we amended this credit agreement to transfer and assign the loans thereunder to Perceptive Credit Holdings III, LP and entered into an amended and restated credit agreement and guaranty. Our indebtedness under this amended and restated agreement is secured by substantially all of our assets. The agreement contains a number of affirmative and restrictive covenants, including financial covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section of this Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The amended and restated credit agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, related to, among others, limitations on the incurrence of additional debt, liens and other encumbrances on property, fundamental changes and acquisitions, including mergers, consolidations and liquidations, changes to our type of business, use of cash and investment activities, dividends and other payments in respect of our capital stock, payments and prepayments of certain debt, changes in our fiscal year, sales of assets transactions with affiliates, licensing arrangements, modifications to material agreements and foundational documents, sale and leaseback arrangements and handling of hazardous materials. The amended and restated credit agreement also includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement.

The credit agreement also contains customary events of default. If we fail to comply with our affirmative and restrictive covenants, including the financial covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to terminate its commitments and declare all amounts outstanding under the amended and restated agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. In addition, our lender would have the right to proceed against the assets we provided as collateral. If the debt under the amended and restated credit agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. Based on our current operating plan, we expect that our existing cash and cash equivalents, anticipated revenue and available debt financing arrangements, together with the net proceeds received in our initial public offering completed on November 2, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spending, that might prove to be wrong, and we could use available capital resources sooner than currently expected. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern. Moreover, regardless of a potential event of default, the debt under the amended and restated credit agreement matures on August 23, 2026. As a result, we may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

In order to service our indebtedness, we need to generate cash from our operating activities or additional equity or debt financing. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.

We may need additional funding beyond the capital resources currently available to us to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.

Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our GentleWave console and single-use PIs and software revenue from our TDO business. As of September 30, 2021, we had $13.7 million in cash and cash equivalents, and an accumulated deficit of $298.3 million. Based on our current operating plan, we currently believe that our cash and cash equivalents, anticipated revenue and available debt financing arrangements, together with the net proceeds from our initial public offering completed on November 2, 2021, will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Form 10-Qs. However, we have based these estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.

We may require additional capital in the future as we expect to continue to invest in expanding our sales and marketing organization, research and development of product improvements and future products, and clinical studies designed to support the adoption and utilization of our products. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force and expansion of our commercial organization;
•
the impact on our business from the ongoing and global COVID-19 pandemic and the end of the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;
•
the cost of our research and development activities;
•
the cost and timing of additional regulatory clearances or approvals;
•
the costs associated with any product recall that may occur;
•
the costs associated with the manufacturing of our products at increased production levels;
•
the costs of attaining, defending and enforcing our intellectual property rights;
•
whether we acquire third-party companies, products or technologies;
•
the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•
the scope, rate of progress and cost of our any clinical studies and registries;
•
the emergence of competing new products, technologies or alternative treatments or other adverse market developments; and
•
the rate at which we expand internationally.

We may seek to raise additional capital through equity offerings or debt financings and such additional financing may not be available to us on acceptable terms, or at all. In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our stockholders. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline, and the price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the price per share paid by investors to purchase our common stock.

In addition, the terms of debt securities issued or borrowings could impose significant restrictions on our operations including restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to pay dividends, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. For example, our current credit agreement prohibits us from incurring certain additional indebtedness without the consent of our lender. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms, such as relinquishment or licensing of certain technologies or products that we otherwise would seek to develop or commercialize ourselves, or reserve for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may be forced to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

If we are unable to obtain adequate financing on terms satisfactory to us when we require it, we may be required to terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

Our history of recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have incurred operating losses to date and it is possible we will never generate profit. Our unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis.

If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

Risks Related to Our Business and Industry

The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners.

Our success will depend, in large part, on the acceptance of our GentleWave System as effective, reliable, easy to use and cost-effective. We believe the GentleWave Procedure represents a new approach for treating tooth decay by effectively debriding and disinfecting deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. We believe that market acceptance will be driven primarily by dental practitioners, and if they do not adopt the concept of a less invasive, fluid-based technology and perceive such technology as having significant advantages over other surgical alternatives, patients will be less likely to accept or be offered the GentleWave Procedure and we will fail to meet our business objectives. Dental practitioners’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, effective, cost-effective and represent acceptable methods of treatment. Even if we can prove the effectiveness of the GentleWave Procedure through in vitro and clinical trials, there may not be broad adoption and use of our products and dental practitioners may elect not to use our products for any number of other reasons, including:

•
lack of experience with our products and concerns that we are relatively new to market;
•
perceived liability risk generally associated with the use of new products and treatment options, and with respect to converting from existing software and systems to our software offering;
•
lack or perceived lack of (i) sufficient clinical evidence regarding our claims of superior cleaning and disinfection in a less invasive procedure, high and fast rates of healing, minimal to no post-operative pain and (ii) long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing treatment alternatives;
•
the failure of key opinion leaders to provide recommendations regarding our products, or to assure dental practitioners and healthcare payors of the benefits of our products as an attractive alternative to other treatment options;
•
perception that our products are unproven in practice and our failure to maintain practice and dental practitioner benefits;

•
long-standing relationships with companies and distributors that sell other products or treatment options for treating tooth decay;
•
concerns over the capital investment required to purchase our GentleWave System and perform the GentleWave Procedure;
•
lack of availability of adequate third-party payor coverage or reimbursement;
•
pricing pressure, including from Dental Service Organizations;
•
competitive response and negative selling efforts from providers of alternative treatments;
•
limitations or warnings contained in the labeling cleared or approved by the FDA or approved or certified by other authorities or bodies.

We believe that educating notable industry key opinion leaders and dental practitioners about the merits and benefits of our GentleWave System, such as safety, performance, ease of use and efficiency, is one of the key elements of increasing the adoption of our products. If they do not adopt our products for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.

Even if our GentleWave System achieves widespread market acceptance, it may not maintain such level of market acceptance over the long term if competing products or technologies, which are more cost-effective or received more favorably, are introduced. In addition, our limited commercialization experience makes it difficult to evaluate our current business and predict our future prospects. We cannot predict how quickly, if at all, dental practitioners and patients will accept our GentleWave System or, if accepted, how frequently it will be used. Failure to achieve or maintain market acceptance and/or market share could materially and adversely affect our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

The continuing acceptance of our products depends upon maintaining strong working relationships with our existing clinician and dental customers.

The development, marketing, and sale of our products depends upon our ability to maintain strong working relationships with dental practitioners and other key opinion leaders. We rely on these professionals’ knowledge and experience for the development and sale of our products. Among other things, dental practitioners assist us in product development matters and provide public presentations at trade conferences regarding our products. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations.

Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including resistance to non-conventional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook, both of which have or are occurring as a result of the COVID-19pandemic, would adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dental practitioners’ offices or a reduction in the demand for dental services generally, which may result in dental practitioners postponing investments in capital equipment, such as our GentleWave System, and less demand for our single-use PIs, both of which would adversely affect our sales and operating results.

In addition, the GentleWave Procedure is a novel procedure and represents a change from conventional RCT. Clinicians and consumers may not find our products or the GentleWave Procedure cost-effective or preferable to conventional methods of treatment, or may believe the GentleWave Procedure is appropriate for only a limited percentage of patients. In addition, they may be reluctant to adopt our novel GentleWave Procedure due to a lack of long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing and conventional treatment alternatives. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, safety, and price compared to competing products and treatment methods.

Our future success is dependent upon our ability to increase penetration in our existing markets and expand into adjacent markets.

Currently, we are focused on leveraging our GentleWave System to transform conventional methods of performing RCT, which we believe are antiquated and lead to poor clinical outcomes. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

The extent of our success will also depend on our ability to further expand into adjacent markets, such as the treatment of cavities and earlier-stage tooth decay. We plan to generate supporting publications and data for such alternative treatment, as well as pursue any required regulatory clearances and approvals. We may be unsuccessful in receiving such regulatory clearances and approvals or supporting data and our efforts to expand the application of our GentleWave System may fail. Our failure to further expand in new markets and attract new customers could adversely affect our ability to improve our operating results.

We have limited experience in training and marketing and selling our products and we may provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop and maintain broad brand awareness in a cost-effective manner.

We have limited experience marketing and selling our products. We currently rely on our direct sales force to sell our products in targeted geographic regions and territories, and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are adequately trained and possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully instill such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

In order to generate future growth, we plan to continue to significantly expand and leverage our commercial infrastructure to increase our base of clinicians and increase awareness and adoption by existing clinician and dental customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products and the GentleWave Procedure, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It can take several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing products or treatments that can utilize independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have material adverse effect on our business, financial condition and results of operations.

Our ability to increase our base of clinicians and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to expand our sales and marketing and educational efforts. We plan to dedicate significant resources to our sales and marketing and educational programs. Our business may be harmed if these efforts and expenditures do not generate a corresponding increase in revenue.

In addition, we believe that developing and maintaining broad awareness of the GentleWave Procedure in a cost-effective manner is critical to achieving broad acceptance of our products and reaching new dental practitioners and patients. Promotion and educational activities may not generate dental practitioner awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur. If we fail to successfully promote the GentleWave Procedure in a cost-effective manner, we may fail to attract or retain the market acceptance necessary to realize a sufficient return on our promotional and educational efforts, or to achieve broad adoption of our products.

We may not be able to obtain or maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.

We derive the majority of our revenue from sales of our GentleWave console and single-use PIs to dental practitioners. Sales of our products will depend, in part, on the extent to which the procedures using our products are covered and reimbursed by third-party payors, including private insurers and government healthcare programs such as Medicare Advantage plans and plans purchased through the ACA marketplace. Where third- party payor coverage is not available, patients are responsible for all of the costs associated with treatment using our products. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products or ensure such purchase is profitable for the provider.

Coverage and reimbursement by governmental and third-party payors may depend upon a number of factors, including the determination that the product or service and its use or administration for a particular patient is:

•
a covered benefit;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
supported by guidelines established by the relevant professional societies;
•
cost-effective; and
•
neither experimental nor investigational.

Our clinician and dental customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Because there is often no separate reimbursement for supplies used in a root canal procedure or for the purchase of the capital equipment needed to perform a procedure, the additional cost associated with the use of our products can affect the profit margin of the dental practitioner. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost. In addition, clinicians that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Clinicians may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. These events, or any other decline in the amount payors are willing to reimburse our clinician and dental customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs by limiting coverage and the amount of reimbursement for particular products. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Obtaining coverage and reimbursement can be a time-consuming process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to satisfy governmental and third-party payors that procedures using our products should be covered and reimbursed.

Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. Many third-party payors do not currently cover our products and the related procedures because they have determined that our products and the related procedures are experimental or investigational. When our products and the related procedures are reimbursed, they are reimbursed primarily on a per-patient prior authorization basis for patients covered by commercial insurers.

Further, future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in relevant international markets in which we plan to operate. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance, approval or certification may not be available or adequate in either the United States or international markets. Further, other root canal treatments may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products. If dental practitioner and/or patient demand for our products is adversely affected by changes in third- party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. For example, any decline in the amount that payors reimburse clinicians for our products could make it difficult for them to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. Additionally, some parts of the dental market continue to be impacted by price competition which are driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of consumers and patients. We will continue to be subject to significant pricing pressure, which could harm negatively affect our business, financial condition and results of operations.

We face competition from many sources, including larger companies, and we may be unable to compete successfully.

We operate in a highly competitive industry that is significantly affected by the introduction of new products and technologies and other activities of industry participants. Our products and the GentleWave Procedure represent an innovative approach to the treatment of tooth decay and, as a result, our treatment method competes directly against conventional methods of treating root canals, including sonic, ultrasonic and laser- assisted irrigation devices. We compete with manufacturers and suppliers of devices, instruments and other supplies used in connection with such conventional treatments. The market for these devices and instruments is highly fragmented with primary supply chains concentrated across a few larger manufacturers and distributors, such as Dentsply Sirona, Envista and Henry Schein.

Many of our competitors have longer, more established operating histories, and significantly greater name recognition and financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several other competitive advantages, including established relationships with dental practitioners who are familiar with other alternatives for performing root canals, additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage and established sales, marketing and worldwide distribution networks.

We believe the primary competitive factors for companies that market new or alternative treatments and solutions in dental applications include acceptance by leading clinicians, patient outcomes and adverse event rates, patient experience and treatment time, ease-of-use and reliability, patient recovery time and level of discomfort, economic benefits and cost savings, intellectual property protection and the development of successful sales and marketing channels. One of the major hurdles to widespread adoption of our solutions will be overcoming established treatment patterns, which will require education of patients, clinicians and their referral sources.

In addition, we may compete with additional competitors and products outside the United States and Canada when we pursue plans to market our products internationally. Among other competitive advantages, such companies may have more established sales and marketing programs and networks, established relationships with clinicians and greater name recognition in such markets.

If we are unable to continue to innovate and improve our GentleWave System, we could lose market share.

Our success will depend on our ability to keep ahead of innovative developments in the treatment of tooth decay and performance of root canal treatments. It is critical to our competitiveness that we continue to innovate and make improvements to our GentleWave System’s functionality and efficiency. If we fail to make improvements to our GentleWave System’s functionality over time, our competitors may develop products that offer features and functionality similar or superior to those of our GentleWave System or that are more cost- effective than our GentleWave System. Our failure to make continuous improvements to our GentleWave System to keep ahead of the products of our competitors could result in the loss of market share that would adversely affect our business, results of operations, and financial condition.

New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all.

Products from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our current products, and we may not be able to complete development and commercialization of new or enhanced products on a timely basis, or at all. There can be no assurance that our research and development efforts will produce commercially viable products and technologies. Commercializing new products requires expending significant funds to, for example:

•
conduct substantial research and development;
•
obtain necessary regulatory clearance or approval;
•
further develop and scale our engineering, manufacturing and packaging processes to accommodate different products;

•
source and enter into agreements with new suppliers; and
•
further develop and scale our infrastructure.

Our product development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including failure of the product to perform as expected and failure to reliably demonstrate the advantages of the product.

Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources to commercialize any such products. As a result, we may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.

Our products may become obsolete in the future.

The medical device industry is characterized by rapid and significant change. There can be no assurance that other companies will not succeed in developing or marketing devices or products that are more effective than our products or that would render our products obsolete or noncompetitive. Additionally, new root canal therapies could be developed that replace or reduce the importance of our products. Accordingly, our success will depend in part on our ability to respond quickly to medical and other changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products.

We have limited experience manufacturing our products in large-scale commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. We have a sole manufacturing facility located in Laguna Hills, California, where we manufacture, assemble, test, package and ship our products. We currently assemble all of our GentleWave console and single-use PIs at this one facility, and we do not have additional facilities. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•
quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, some of whom are single or sole source suppliers for the items and materials that they supply;
•
our inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•
our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•
our failure to increase production capacity or volumes to meet demand;
•
potential risks associated with disruptions in our supply chain, such as on account of the COVID-19 pandemic or other macroeconomic events;
•
longer than expected lead times associated with securing key components;
•
our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and
•
difficulty identifying and qualifying, and obtaining new regulatory clearances or approvals, for alternative suppliers for components in a timely manner.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, we may not be able to fill orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although some future products may share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

As we continue to scale the commercial production of our products and increase our manufacturing capacity, we may encounter quality issues that could result in product defects, errors or recalls. Manufacturing delays related to quality control could negatively impact our ability to bring our products to market, harm our reputation and decrease our revenue. Further, in the past, we have voluntarily replaced certain of our products, including based on design iterations and customer feedback, and no assurance can be given that such events or actual product recalls will not occur in the future. Any defects, errors, recalls or other replacement of products could be expensive and generate negative publicity, which could impair our ability to market or sell our products, and adversely affect our results of operations.

Furthermore, we may be unable to renew our lease or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business, financial condition and results of operations.

We depend upon third-party suppliers, including contract manufacturers and single and sole source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

We rely on third-party suppliers, including in some instances single or sole source suppliers, to provide us with certain components, sub-assemblies and finished products for our products. These components, sub-assemblies and finished products are critical and, for a small number of items, there are relatively few alternative sources of supply. For example, our GentleWave console includes a number of components, including high pressure lines, high pressure pumps, fluid temperature control systems, degassing systems and user interface control systems, most of which we source externally from third party suppliers. We rely on Teledyne SSI to supply our high pressure pump, Marlow Industries, Inc. for our fluid temperature control systems and Idex Health & Science LLC for our degassing components. We do not currently have long-term supply contracts with certain of the sole and single source suppliers of these key components, and there are no minimum purchase or payment requirements. Additionally, we believe we are not a major customer to many of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. These single or sole source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products in a reliable manner and at the levels we anticipate or at levels adequate to satisfy demand for our products. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for such products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

We have not been qualified or obtained necessary regulatory clearances for additional suppliers for most of these components, sub-assemblies and materials. While we currently believe that alternative sources of supply or sterilization may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers or providers would be able to provide the quantity and quality of components, materials and sterilization that we would need to manufacture and ship our products if our existing suppliers and providers were unable to satisfy our requirements. To utilize other sources, we would need to identify and qualify new providers to our quality standards and obtain any additional regulatory clearances or approvals required to change providers, which could result in manufacturing delays and increase our expenses.

Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of components or materials going forward. In the event that any adverse developments occur with our suppliers, in particular for those components that are single or sole sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our products may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time and resource- consuming and costly. Also, there can be no assurance that we will be able to secure a supply of alternative components at reasonable prices without experiencing interruptions in our business operations. In addition, quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact the suppliers upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products.

Our dependence on third-parties subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•
interruption of supply or sterilization resulting from modifications to, or discontinuation of, a third party’s operations;
•
delays in product shipments resulting from uncorrected defects or errors, reliability issues or a third party’s failure to produce components or complete sterilizations that consistently meet our quality specifications;
•
price fluctuations due to a lack of long-term supply arrangements with our third parties for key components or sterilization requirements;
•
inability to obtain adequate supply or services in a timely manner or on commercially reasonable terms;
•
difficulty identifying and qualifying alternative third parties for the supply of components or for sterilization of our products in a timely manner;
•
inability of third parties to comply with applicable provisions of the FDA’s Quality System Regulations, or QSR, or other applicable laws or regulations enforced by the FDA, state and global regulatory authorities;
•
inability to ensure the quality of products manufactured or sterilization conducted by third parties;
•
production delays related to the evaluation and testing of products and services from alternative third parties and corresponding regulatory qualifications;
•
trends towards consolidation within the medical device manufacturing supplier industry; and
•
delays in delivery by our suppliers and service providers.

Although we require our third-party suppliers and providers to supply us with components and services that meet our specifications and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that these third parties will not always act consistent with our best interests, and may not always supply components or provide services that meet our requirements or in a timely manner. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits, clearances and approvals necessary for their operations or comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of components supplied to us.

Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and the experience of our clinical and dental customers. Additionally, our manufacturing operations and growing business may require global shipping services which are subject to certain factors outside of our control, such as delays passing through customs and disruptions to global shipping routes. We have also experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in clinician dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, clinicians could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects.

If we receive a significant number of warranty claims or our GentleWave Systems require significant amounts of service after sale, our operating expenses may substantially increase and our business and financial results will be adversely affected.

We currently warrant each GentleWave System against defects in materials and workmanship for a period of approximately 24 months from receipt of our product by a customer. We also expect to provide technical and other services beyond the warranty period pursuant to a supplemental service plan that we sell for our GentleWave System. We have a limited history of commercial placements from which to judge our rate of warranty claims, and we expect that the number of warranty claims we receive may increase as we scale our operations and as our existing commercial placements age. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional operating expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve the level of market acceptance that we are targeting in order to achieve and maintain profitability. Unforeseen warranty exposure could negatively impact our business and financial results.

We need to ensure strong product performance and reliability to maintain and grow our business.

We need to maintain and continuously improve the performance and reliability of our GentleWave System to achieve our profitability objectives. Poor product performance and reliability could lead to clinician dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. In addition, software and hardware incorporated into our GentleWave System may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems.

We believe that our clinicians and consumers are sensitive to product defects and errors. Our reputation and the public image of our products, services and technologies may be impaired if our products or services fail to perform as expected. If our products do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, our operating results, reputation, and business will suffer, including due to the costs associated with replacing products and decreased demand for our product offering. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

Although our products are tested prior to shipment, defects or errors could nonetheless occur. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems and our ability to effectively train and maintain our employee base with respect to quality management. A failure of our quality control systems or those of our third party suppliers could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with off- the-shelf materials, sub-assemblies, parts and other components or environmental factors and damage to, or loss of, manufacturing operations.

Our business, financial condition, results of operations and growth have been adversely impacted by the effects of the COVID-19 pandemic and may continue to be adversely impacted.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of root canal procedures generally, which has slowed adoption of our GentleWave System during the course of the pandemic. For a period of time in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19. These measures and challenges may continue or resume for the duration of the pandemic, which is uncertain, and may negatively impact our revenue growth while the pandemic continues.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, slowdowns and delays, travel restrictions, and cancellation of training and other events, among other effects, thereby negatively impacting our operations. Employees whose tasks can be performed offsite have been encouraged to work from home. Additionally, if the COVID-19 situation persists or worsens in certain geographies around the world, shutdowns and continued government restrictions may impact our sales activities, supply chain, and business.

Identifying and recruiting qualified sales and marketing personnel and training them has been, and continues to be, more difficult as a result of the COVID-19 pandemic as many of these activities must be conducted remotely, and we believe that some candidates are reluctant to change jobs during the pandemic. In addition, even when we are able to hire additional sales and marketing personnel, we must then train them on our product, applicable federal and state laws, and regulations, and on our internal policies and procedures. This training process was initially conducted remotely, which made training more challenging. We recently resumed partial in-person training with respect to training sales and marketing personnel, among others. Upon completion of the training, the lead time that our capital sales representatives typically require in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory, has been, and continues to be, prolonged during and as a result of the COVID-19 pandemic. We have also experienced disruptions, and may experience future disruptions, including: delays in capital sales representatives becoming fully trained and productive; challenges in analyzing capital sales representative performance and in recruiting and hiring new employees; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; restrictions on personnel to travel; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support.

In addition, clinicians and dental practitioners have experienced financial hardship and some of them may not fully recover. This could lead to some of these practices temporarily or permanently shutting down, filing for bankruptcy, or being acquired by larger health systems, leading to reduced procedures or additional pricing pressure on our products.

We may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. Over the next several years, we expect to increase significantly the scope of our operations, particularly in the areas of manufacturing, sales and support, research and development, product development, regulatory affairs, marketing and other functional areas, including finance, accounting, quality control, and legal, especially as we transition to operating as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our results of operations will be materially harmed if we are unable to accurately forecast demand for, and utilization of, our GentleWave System and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture our GentleWave System console and the single-use PIs based on our estimates of future demand for, and utilization of, our GentleWave System. Our ability to accurately forecast demand and utilization could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in demand for our products or for products of our competitors, our failure to accurately forecast acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate demand and utilization, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and relationships with clinicians and dental practitioners. In addition, if we experience a significant increase in demand or utilization, additional supplies of off-the-shelf materials, sub-assemblies, parts and other components or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

Our TDO software and our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.

Our TDO practice management software is designed to improve practice workflow and seamlessly integrate with the GentleWave System. The continued development, maintenance and operation of our software are important factors impacting the success of our offerings and level of market acceptance and adoption of products. These efforts are expensive and complex and may involve unforeseen difficulties, including material performance problems and undetected defects or other technical or human errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our software and technologies from operating properly. If our software or technologies, individually or collectively, do not function reliably or fail to meet clinician, payor or patient expectations of performance or outcomes, then clinicians may stop using or offering our solutions, payors could attempt to cancel their contracts with us and patients may generate negative publicity about their experience or our products.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. Our TDO practice management software may contain errors or vulnerabilities. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our existing or new software could result in negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm our business and results of operation.

In the ordinary course of our business, we collect, use, disclose, transfer, process and store sensitive data, including legally protected individually identifiable health information in the United States, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also process and store, and use additional third parties to process and store, sensitive intellectual property and other proprietary business information, including that of our customers.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical, electronic or technical break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, “phishing attacks” and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information, including health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. We have also outsourced elements of our information technology infrastructure, and as a result a number of third- party vendors may or could have access to our confidential information. If we or our third-party consultants, contractors, vendors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems and networks could also have a material adverse effect on our business. The COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations, and would also be exposed to a risk of loss, including financial assets or litigation and potential liability. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition and results of operations.

We cannot assure that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain certain insurance coverage, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

Natural or man-made disasters and other similar events may significantly disrupt our business, including by causing delays in production or an increase in costs, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, and our research and development, manufacturing and administrative facility and infrastructure are centralized in Southern California. We do not currently have additional operational facilities. Should our facility be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, public health emergencies such as infectious disease outbreaks, including the COVID-19 pandemic, power outages and other infrastructure failures, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing capabilities would cease or be delayed and our products may be unavailable. To the extent any additional facilities are available and operational at the time of such events, transitioning manufacturing capacity to offset the loss of our manufacturing facility in Laguna Hills may not be possible or may not be cost effective. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems may require regulatory review and approval of the new facility prior to commencing full-scale production and commercialization. Because of the time required to register and/or authorize manufacturing in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event that we lose our manufacturing capacity. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. The inability to perform our research and development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause dental practitioners to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such dental practitioners in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

The sizes of the addressable markets for our GentleWave System have not been established with precision and our potential market opportunity may be smaller than we estimate and may decline.

Our estimates of the potential annual total addressable market for our GentleWave System are based on a number of internal and third-party estimates, including, without limitation, the assumed prices at which we can sell our GentleWave console and the single-use PIs. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our GentleWave System may prove to be incorrect. If the actual number of dental practitioners in our target markets, the number of RCT procedures performed each year, the price at which we can sell our GentleWave System, or the total addressable market for our GentleWave System is smaller than we have estimated, it may impair our sales growth and materially and adversely affect our business, financial condition and results of operations.

In addition, our growth strategy involves launching new products or features and expanding sales of existing products into new markets and geographies in which we have limited experience. Sales of new or existing products into new market opportunities may take several years to develop and mature, and we cannot be certain that these market opportunities will develop as we expect. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our products. The expense and potential unavailability of insurance coverage for liabilities resulting from our products could harm us and our ability to sell our products.

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our GentleWave System, the single-use consumable or any of their component parts causes, or is perceived to cause, injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. We may also be subject to product liability claims if our products or services are deemed non-compliant with applicable laws or regulations. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health conditions of the patient. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies, or manufacturers who produce our GentleWave console and the single-use PIs.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt the marketing and sale of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products;

•
harm to our reputation;
•
initiation of investigations by regulators, which could result in enforcement action against us or our contract manufacturers;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue; and
•
exhaustion of any available insurance and our capital resources.

The risk of a product liability lawsuit may increase if our products were deemed to be non-compliant with applicable laws and regulation. In the event we face a product liability lawsuit, we believe we have adequate product liability insurance, but it may not prove to be adequate to cover all liabilities that we may incur.

Insurance coverage is increasingly expensive. We may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of our products. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would have a material adverse effect on our business, financial condition and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry, significantly increase our expenses and reduce product sales.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Although we have general and product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. Similarly, we have limited insurance coverage regarding hazardous waste and cybersecurity events. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

We may seek strategic alliances, joint ventures or collaborations, or enter into licensing or partnership arrangements in the future and may not be successful in doing so, and even if we are, we may not realize the benefits or costs of such relationships.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing or partnership arrangements with third parties that we believe will complement or augment our sales and marketing efforts with respect to our GentleWave System. We may not be successful in our efforts to establish such collaborations. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for our products. We cannot be certain that, following a strategic alliance or similar arrangement, we will achieve the revenue or specific net income that justifies such transaction. In addition, any potential future collaborations may be terminable by our collaborators, and we may not be able to adequately protect our rights under these agreements. Any termination of collaborations we enter into in the future, or delays in entering into new strategic partnership agreements could delay tour sales and marketing efforts, which would harm our business prospects, financial condition and results of operations.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products and technologies.

As international expansion of our business occurs in future years, it will expose us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our long-term strategy is to increase our international presence, including securing regulatory clearances or approvals in targeted countries outside the United States. This strategy may include establishing and maintaining dental practitioner outreach and education capabilities outside of the United States and expanding our relationships with international payors. Doing business internationally involves a number of risks, including:

•
difficulties in staffing and managing our international operations;
•
multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental clearances, approvals, permits and licenses;
•
reduced or varied protection for intellectual property rights in some countries;
•
obtaining regulatory clearance, approval or certification where required for our products in various countries;
•
requirements to maintain data and the processing of that data on servers located within such countries;
•
complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•
limits on our ability to penetrate international markets if we are required to manufacture our products locally;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•
restrictions on the site-of-service for use of our products and the economics related thereto for dental practitioners, providers and payors;
•
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, or FCPA, U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, including our chief executive officer, Bjarne Bergheim, and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, particularly with respect to an expected increase in hiring in connection with becoming a public company, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, we have issued and may continue to issue equity awards that vest over time, in addition to salary and cash incentives. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Other than with respect to our chief executive officer, we generally do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws, as well as violations of export or import controls or economic sanctions laws and regulations. Any investigation, and the outcome of any investigation, by government agencies of possible violations by us of such laws and regulations could have a material adverse effect on our business.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute in 18 U.S.C. 201, the International Travel Act of 1961, as amended, or the U.S. Travel Act, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in jurisdictions in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, and intermediaries from corruptly authorizing, promising, providing, or offering, directly or indirectly, improper payments or anything else of value to government officials and persons in the private sector for the purpose of obtaining or retaining business. In addition, an organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act, unless the organization can establish the defense of having implemented adequate procedures to prevent bribery.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products and services may require us to obtain licenses and authorizations prior to export, create delays in the introduction of our products and services in certain international markets or, in some cases, prevent the export of our products and services to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions.

In the future, we may operate in parts of the world that pose a heightened corruption risk, and we will review policies to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, the Bribery Act, OFAC laws and regulations, and other export control, anti- corruption, anti-money-laundering and anti-terrorism laws and regulations as needed. Moreover, because of the significant role government entities play in the regulation of many foreign healthcare markets, we may be exposed to heightened FCPA and similar risks arising from our efforts to seek regulatory approval of and reimbursement for our products in such countries. We cannot assure you that our internal control policies and procedures will protect us from improper acts committed by our employees or agents, nor can we assure you that our business partners have not engaged and will not engage in improper conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of anti-corruption laws, economic sanctions laws, and export control and import laws. In addition, violations of these laws, or allegations of such violations, would significantly disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws or regulations that are applied adversely to us or our customers may seriously harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly on a retroactive basis.

Our ability to utilize our net operating loss carryforwards and research and development credit carryforwards may be limited.

As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $245.4 million and $145.0 million, respectively, and U.S. federal and state research and development credit carryforwards of $2.9 million and $3.4 million, respectively. Certain federal NOLs incurred in taxable years beginning before December 31, 2017, and certain state NOLs will begin to expire in the calendar year 2026, unless previously utilized. In addition, certain federal research and development credit carryforwards will begin to expire in the calendar year 2032. NOL carryforwards and research and development credit carryforwards subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities, as applicable. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs to offset taxable income in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. For state income tax purposes, the extent to which states will conform to federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and tax credits in tax years beginning after 2019 and before 2023.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change by value in its equity ownership by certain stockholders (or groups of stockholders) over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards and its pre-change research and development credit carryforwards (and certain other tax attributes) to offset post- change taxable income or income tax liabilities, as applicable. Similar rules may apply under state tax laws. Although we have not completed a formal analysis as to whether past ownership changes have resulted in limitations on our use of our NOL carryforwards and research and development credit carryforwards under Sections 382 and 383 of the Code, we expect our initial public offering completed on November 2, 2021 to trigger an ownership change and result in such limitations going forward. In addition, future changes in our stock ownership, some of which might be beyond our control, could also result in ownership changes under Sections 382 and 383 of the Code. For the foregoing reasons, we may not be able to utilize a material portion of our NOL carryforwards or research and development credit carryforwards, even if we attain profitability.

The tax benefit of NOL carryforwards and research and development credit carryforwards are required to be recorded as an asset to the extent that we assess that realization is more likely than not. We believe that recognition of the deferred tax assets arising from these future tax benefits is not likely to be realized and, accordingly, have provided a full valuation allowance against our net deferred tax asset.

We may acquire other companies or technologies, which could fail to result in a commercial product or net sales, divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our business.

Although we currently have no agreements or commitments to complete any such transactions and are not involved in negotiations to do so, we may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

To date, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be negatively affected.

Risks Related to Governmental Regulation

Healthcare reform measures could hinder or prevent the commercial success of our GentleWave System.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may harm our future revenues and profitability and the demand for our GentleWave System. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative and regulatory proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our GentleWave System. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our GentleWave System.

By way of example, in the United States, the ACA was enacted in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry.

The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect further changes related to the ACA, including under the Biden administration, will have on our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•
our ability to set a price that we believe is fair for our GentleWave System;
•
our ability to generate revenue and achieve or maintain profitability; and
•
the availability of capital.

The current presidential administration and Congress may continue to pursue significant changes to the current healthcare laws. We cannot predict what other laws and regulations will ultimately be enacted and implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business, financial condition, and results of operations. Future changes in healthcare policy could increase our costs and subject us to additional requirements that may interrupt commercialization of our current and future solutions, decrease our revenue and impact sales of and pricing for our current and future products.

We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

Our current and future operations are subject to various federal and state healthcare laws and regulations. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, dental practitioners or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales, placement and rental offerings, including discount practices, clinician support, education and training programs and dental practitioner consulting and other service arrangements. The laws that affect our practices and arrangements include, but are not limited to:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of, or a specific intent to violate, the law. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;
•
the U.S. federal civil False Claims Act, which prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds; knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government and to share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties (adjusted annually for inflation) per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes large settlement amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Many device manufacturers have resolved investigations of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non reimbursable uses, and other interactions with prescribers and others including those that may have affected their billing or coding practices and submission to the federal government. Moreover, to avoid the risk of exclusion from federal healthcare programs as a result of a False Claims Act settlement, companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim or statement to the federal government;
•
criminal healthcare statutes that were added by HIPAA and its implementing regulations, which impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate them in order to have committed a violation;
•
the Physician Payments Sunshine Act, or Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to dental practitioners and teaching hospitals, as well as ownership and investment interests held by dental practitioners and their immediate family members. Beginning January 1, 2022, manufacturers will also be required to report payments and other transfers of value made during the prior calendar year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and anesthesiology assistants; and
•
foreign and state laws and regulations, including state payment reporting, anti-kickback and false claims laws, that may apply to items or services reimbursed by any third-party payor, including private insurers; foreign and state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated may be made to healthcare providers and other potential referral sources; and foreign and state laws and regulations that require drug and device manufacturers to report information related to payments and other transfers of value to dental practitioners and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The scope and enforcement of these laws is substantial and subject to rapid change. The shifting compliance environment and the need to build and maintain robust compliance programs, systems, and processes to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that we may run afoul of one or more of the requirements or that federal or state regulatory authorities might challenge our current or future activities under these laws. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive. We have a variety of arrangements with clinicians that could implicate these laws, including, among others, our practice of loaning instrument sets at no additional cost and certain sales and marketing programs such as our GPS Program. We have also entered into consulting agreements with dental practitioners, including some who have ownership interests in us and/or influence the ordering of or use our products in procedures they perform. Compensation under some of these arrangements includes the provision of stock or stock options. We could be adversely affected if regulatory agencies determine our financial relationships with such dental practitioners to be in violation of applicable laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any government investigation, even if we are able to successfully defend against it, will require the expenditure of significant resources, is likely to generate negative publicity, harm our reputation and potentially our financial condition and divert the attention of our management. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time-consuming response. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment of individuals, exclusion from government funded healthcare programs, such as Medicare and Medicaid, imposition of compliance obligations and monitoring, and the curtailment or restructuring of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

If we fail to obtain and maintain necessary clearances, approvals or certifications from the FDA, other applicable foreign regulatory authorities and notified bodies, if clearances, approvals or certifications for future products, product modifications or enhancements, and indications are delayed or not issued, or if there are state, federal or international level regulatory changes, our commercial operations could be harmed.

Our products are medical devices subject to extensive regulation in the United States by the FDA and by corresponding state regulatory agencies and authorities. Likewise, our products are subject to extensive medical device regulations in other countries, such as Canada, by applicable regulatory agencies. To the extent we intend to market and sell our products in the European Union, or EU, our products will also be subject to extensive regulation by EU institutions as well as EU member states regulatory authorities and notified bodies. These regulations pertain to the design, development, evaluation, manufacturing, testing, labeling, marketing, sale, advertising, promotion, distribution, shipping and servicing of our products. These entities regulate and oversee record-keeping procedures, safety alerts, recalls, market withdrawals, removals and field corrective actions, post- market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to reoccur, could lead to death or serious injury, and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. Such regulations, and interpretations thereof, may limit our ability to market our products. Further, the FDA, foreign regulatory agencies and U.S. state agencies have broad enforcement powers, and our failure to comply with state, federal and international regulations could lead to the clearance or approvals, product recalls, safety alerts, termination of distribution, product seizures, consent decrees, civil penalties or import detention. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have received marketing authorization pursuant to the 510(k) clearance process.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer.

The process of obtaining and maintaining regulatory clearances, approvals or certifications to market a medical device in the United States and other countries can be costly and time-consuming, and we may not be able to obtain or maintain these clearances, approvals or certifications on a timely basis, if at all. In addition, regulations regarding the development, manufacturing and sale of our products are subject to change. We cannot predict the impact, if any, that such changes might have on our business, financial condition and results of operations. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon our business, financial condition and results of operations.

The FDA, applicable foreign regulatory entity or notified body can delay, limit or deny clearance, approval or certification of a device for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are substantially equivalent, in the case of a 510(k) clearance, or safe or
•
effective for their intended uses, in the case of a PMA;
•
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials (including, for purposes of the EU, clinical investigations) or the interpretation of data from pre-clinical studies or clinical trials, as applicable and to the extent required to support marketing authorization or certification;
•
our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data, as applicable, and/or regulatory filings insufficient for clearance, approval or certification.

Per FDA regulations, the scope of marketing claims we can make about a cleared device is limited to the indications that were previously 510(k)-cleared. Other countries have similar laws and regulations restricting marketing to cleared indications. If a regulatory agency determines that any of our marketing claims exceed the cleared indications in a particular country, we may be subject to enforcement action and/or we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines or stop selling products until the incorrect claims have been corrected.

In addition, if any regulatory agency determines that our marketing claims are false or misleading, or suggest a clinical benefit that is not supported in the studies applicable to such products, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines or stop selling products until the objectionable claims have been corrected, which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions, which could also harm our business, financial condition and results of operations.

To the extent we intend to sell our products in member states of the EU, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745). Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

To demonstrate compliance with the general safety and performance requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. See “Business—Government Regulation—Regulation of Medical Devices in the European Union.”

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country, and such regulatory requirements have been changing and increasing in some countries. Complying with international regulatory requirements can be an expensive and time-consuming process and obtaining regulatory clearance, approvals or certifications is not certain. We may be unable to maintain regulatory qualifications, clearances, approvals or certifications in these countries or to obtain clearances, approvals or certifications in other countries. We may incur significant costs in attempting to obtain, renew, or modify foreign regulatory clearances or approvals, qualifications or certifications. If we experience difficulties in receiving, maintaining, renewing or modifying necessary qualifications, clearances, approvals or certifications to market our products outside the United States, or if we fail to receive, renew, modify or maintain those qualifications, clearances, approvals or certifications, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

Regulatory clearance or approval by the FDA does not ensure marketing authorization or similar registration, clearance, approval or certification by regulatory authorities in other countries, and such marketing authorization, registration, clearance, approval, or certification by one or more foreign regulatory authorities does not ensure marketing authorization or similar registration, clearance, approval, or certification by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining marketing authorization, registration, clearance, approval, or certification in one country may have a negative effect on the regulatory process in others.

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products that will be accepted by the market in a timely manner. There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products on a timely basis, if at all, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

It is important to our business that we build a pipeline of product offerings. As such, our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products for any number of reasons, including due to the cost associated with certain regulatory approval requirements, or these products may not be accepted by dental practitioners or users.

The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to, among others:

•
identify and anticipate dental practitioner and patient needs properly;
•
develop and introduce new products or product enhancements in a timely manner;
•
avoid infringing upon the intellectual property rights of third parties;
•
demonstrate, if required, the safety and efficacy of new products with data from clinical studies;
•
obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•
comply fully with the FDA and foreign regulations on marketing of new products or modified products; and
•
provide adequate training to potential users of our GentleWave System.

If we do not develop new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

Some of our future products will require FDA clearance of a 510(k). Other products may require the approval of a PMA. In addition, some of our future products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

New legislation and regulations and legislative and regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our new and modified products, or to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the legislative bodies of the countries in which we sell or intend to sell our products to revise the process for regulatory approval, clearance, authorization, certification, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA, EU and other applicable foreign regulations and guidance are often revised or reinterpreted by the applicable competent authority in ways that may significantly affect our business and our products. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. In November 2018, FDA officials announced forthcoming steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and announced that it intends to continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, the EU landscape concerning medical devices in the EU recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The EU Medical Devices Regulation became effective on May 26, 2021. The new regulation among other things:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow up of the quality, performance and safety of devices placed on the market;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
improves the traceability of medical devices throughout the supply chain to the end user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens the rules for the assessment of certain high risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

These modifications may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions could be delayed or canceled, which could adversely affect our ability to grow our business.

We sell our products to licensed practitioners, including dentists and endodontists. Current laws and regulations could change at any time, disallowing sales of our products to dentists or endodontists and other non-physician providers, imposing additional educational or regulatory requirements on dentists and endodontists and other non-physician providers and limiting the ability of a dentist, endodontist, and non-physicians to operate our products, which could adversely affect our business, financial condition and results of operations.

Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products or limit our ability to sell to clinicians. It is impossible to predict whether legislative changes will be enacted or if regulations, guidance or interpretations will change and what the impact of such changes, if any, may be.

Modifications to our products may require new clearances, premarket approvals or new or amended certifications, and may require us to cease marketing or recall the modified products until clearances, approvals or the relevant certifications are obtained.

In the United States, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations and may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k)s or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Similar requirements may apply in foreign jurisdictions.

Consistent with regulatory requirements, we often seek marketing authorizations such as clearance from the FDA, or other marketing authorizations from Health Canada, and certifications by our notified body for additional indications for use. Clinical trials in support of such clearances, approvals and certifications by our notified body may be costly and time-consuming. In the event that we do not obtain additional clearances or approvals from the FDA or foreign regulatory authorities or certifications from our notified body, our ability to market products in the United States, Canada, and the EU and EEA and revenue derived therefrom may be adversely affected. Medical devices subject to premarket review may be marketed only for the indications for which they are approved, cleared, or assessed, and if we are found to be marketing our products for off-label uses or indications for use that have not received the requisite clearances, approvals, certifications or assessments, we might be subject to FDA and other competent authorities’ enforcement action or have other resulting liability. In addition, if the FDA or the competent authorities in Canada and the EU member states and EEA countries determine that our promotional materials or training constitute promotion of a use which is unapproved, not cleared or not covered by the CE mark or in compliance with other regulatory authorities’ requirements, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, an injunction, product seizures, consent decrees, civil fines, criminal penalties or import detention.

Clinical trials may be necessary to support a 510(k) clearance, comparable marketing authorization, or certification. Such trials may require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing modified or new products and may adversely affect our business, financial condition and results of operations.

Initiating and completing the clinical trials necessary to support our current and future products will be time consuming and expensive and the outcome of any such clinical trials is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Regulatory authorities or bodies may disagree with our interpretation of data and results from our clinical trials, and data are often susceptible to various interpretations and analyses. Many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

•
we may be required for future products to submit an IDE application to FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and FDA may reject our IDE application and notify us that we may not begin clinical trials; similar requirements may apply in foreign jurisdictions;
•
regulators may disagree as to the design or implementation of our clinical trials;
•
regulators and/or institutional review boards, or IRBs, ethics committees or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
the number of subjects required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available subjects for any given clinical trial, or subjects may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or ethics committee and/or regulatory authorities for re-examination;
•
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•
the cost of clinical trials may be greater than we anticipate;
•
clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•
we may be unable to recruit a sufficient number of clinical trial sites;

•
regulators or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•
policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for marketing authorization or certification; and
•
our current or future products may have undesirable side effects or other unexpected characteristics.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing authorization of our product candidates.

Moreover, conducting successful clinical studies will require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical trial sites, the availability of patients meeting the eligibility and exclusion criteria for participation in the clinical trial and patient compliance with the trial protocol. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post- treatment procedures or follow-up to assess the performance of our products, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to the products being tested.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and/or other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice, or cGMP, requirements and other regulations. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA, other foreign regulatory authorities, or our notified body will agree with our conclusions regarding such trials. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indications for use, or patients enrolled in the clinical trials may experience unanticipated adverse side effects, either of which could cause us to abandon or delay further development of a proposed product and may delay the development of other products. Furthermore, any delay or termination of our clinical trials will delay the filing of our product submissions to the relevant regulatory authorities or to our notified body and, ultimately, our ability to commercialize such product and generate revenues. In addition, despite considerable time and expense invested in our clinical trials, the FDA, foreign regulatory authorities, or our notified body may not consider our data adequate to support regulatory clearance, approval, certification of our products, or other required regulatory authorizations, as applicable. Such increased costs and delays or failures to complete our clinical trials or obtain the results we expect, delays in our ability to commercialize our products or the abandonment of proposed product lines in response to clinical trial results could adversely affect our business, financial condition and results of operations.

The safety and efficacy of some of our products are not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

The products that we market in the United States are regulated as medical devices by the FDA and have received premarket clearance under Section 510(k) of the FDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally- marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)- exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies.

Given the foregoing regulatory environment in which we operate, we lack the breadth of published long- term clinical data supporting the safety and efficacy of our products and the benefits they offer that might have been generated in connection with other marketing authorization pathways. For these reasons, clinicians may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability.

If future patient uses or clinical testing do not support our belief that our products offer a more advantageous treatment for their cleared and authorized indications for use, market acceptance of our products could fail to increase or could decrease and our business could be harmed. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other governmental clearance or approval, significant legal liability or harm to our business reputation.

Our facilities and those of our suppliers and contract manufacturers are subject to regulation under the Federal Food, Drug and Cosmetic Act and FDA implementing regulations as well as potential inspections by foreign regulatory authorities and audits.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of cGMPs, it may enjoin our manufacturing operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties or take other enforcement actions, such as requesting or requiring recalls. Similar requirements may apply in foreign jurisdictions. If we or our contract manufacturers or suppliers fail to comply with applicable regulatory requirements, we or they could be required to take costly corrective actions, including suspending manufacturing operations, changing product designs, suspending sales, or initiating product recalls or market withdrawals. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products to ensure and maintain compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Even after clearance, approval or certification for our products is obtained, we and our contract manufacturers are subject to extensive post-market regulation by the FDA and foreign regulatory authorities and the notified body. Our failure to meet strict regulatory requirements could result in our being required to stop sales of our products, conduct voluntary or mandatory product recalls, pay fines, incur other costs or even close our facilities.

Even after a device is cleared, approved, certified or authorized, there are significant post-market regulations with which we must comply. For example, we are required to comply with the FDA’s QSR, which covers the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation, distribution and servicing of our marketed products. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. Any failure by us or our contract manufacturers to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions against us or our contract manufacturers.

In the EU, if we were authorized to market, we would also be required to demonstrate compliance with similar quality system requirements which are laid down in the relevant Annexes to the EU Medical Devices Regulation. Such compliance can be supported by, among other things, a certificate of compliance with ISO 13485:2016. Demonstration of compliance with the ISO 13485:2016 standard permits manufacturers to benefit from a presumption of conformity with the corresponding quality system requirements laid down in such Annexes to EU Medical Devices Regulation. Failure to comply with such standards could adversely impact our business.

Later discovery of previously unknown problems with our products, including unanticipated adverse events, adverse events of unanticipated severity or frequency, or manufacturing problems, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, a requirement to repair, replace or refund the cost of any medical device that we manufacture or distribute, fines, import refusals, product seizures, injunctions, the suspension, variation or withdrawal of regulatory clearances, approvals, certifications or other regulatory authorizations or the imposition of civil, administrative or criminal penalties or other enforcement or regulatory actions, each of which could adversely affect our business, financial condition and results of operations.

The FDA and similar foreign governmental authorities, such as Health Canada and the authorities of the EU member states, also have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Moreover, our notified body has the power to suspend, vary or withdraw our certifications in such circumstances. Manufacturers may, on their own initiative, recall a product if any material deficiency in a device is found or conduct a market withdrawal such as the correction or removal of a device to reduce a risk to health posed by the device, to remedy a minor violation of law or even if no violation of law has occurred. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, manufacturing errors, other problems with design or labeling, packaging defects or other deficiencies or failures to comply with applicable regulations.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA, other applicable foreign regulatory authorities or our notified body may require, or we may decide, that we will need to obtain new approvals, clearances, or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled or withdrawn products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines. Companies often are required to maintain certain records of recalls and withdrawals, even if they are not reportable to the applicable regulatory authority. We may initiate voluntary withdrawals for our products in the future that we determine do not require notification of the FDA or other applicable foreign regulatory authorities. If such regulatory authority disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action.

Any future recalls or market withdrawals of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, business, financial condition and results of operations, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits. A future recall announcement could also potentially lead to product liability claims against us.

The FDA’s medical device reporting regulations and similar foreign regulations require us to report to the FDA and other foreign governmental authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have experienced a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, or any other requirements of the FDA or other regulatory requirements, the FDA and other foreign governmental authorities or bodies could take action, including by issuing warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of a device clearance, approval or certification or failure to grant new clearances, approvals or certifications, seizure of our products or delay in clearance, approval or certification of future products, recalls, requirements for customer notifications or repairs, operating restrictions or partial suspension or total shutdown of production. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval, or other required regulatory authorizations or certifications to commercialize our products.

We do not have the ability to independently conduct all of our pre-clinical and clinical trials for our products without the participation of third parties. We must rely on third parties such as medical institutions and clinical investigators to conduct such trials. If these third parties do not successfully carry out their contractual duties or comply with regulatory obligations, including GCPs, or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control, including the COVID-19 pandemic. In the event of such extensions, delays, suspensions or terminations, we may not be able to obtain regulatory clearance, approval or other required regulatory authorizations or certifications for, or successfully commercialize, our products on a timely basis, if at all, and our business, financial condition and results of operations may be adversely affected.

Disruptions at the FDA and foreign regulatory agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA, foreign regulatory agencies such as Health Canada and the notified body, to review and clear, approve or certify new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at these organizations have fluctuated in recent years as a result. In addition, government funding of other government agencies that oversee clearances and approvals and that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at these agencies and bodies may slow the time necessary for new devices to be reviewed and/or cleared, approved or certified, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA temporarily postponed all domestic and foreign routine surveillance facility inspections. Subsequently, in July 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system and in May 2021, the FDA issued a new report outlining the agency’s plan to move toward a more consistent state of inspectional capacity and priorities for domestic and foreign inspections that were not performed during the pandemic. The FDA’s report continues to prioritize mission-critical inspections and higher priority inspections that are not considered mission-critical, such as for-cause inspections, as well as high-risk assignments based on FDA’s risk-based work plan, over lower priority inspections such as routine surveillance. Regulatory authorities and certification bodies outside the United States may adopt similar restrictions, inspection priorities or other policy measures in response to the COVID-19 pandemic or rely on remote interactive evaluations, record requests or information from trusted regulatory partners if on-site inspections are not feasible. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other foreign regulatory authorities and certification bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and certification bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified body have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified body are facing a large amount of requests with the new regulation, resulting in longer notified body review times. This situation could impact our ability to grow our business in the EU and EEA.

Any product we develop may cause or contribute to adverse medical events, which could interrupt, delay, or prevent its continued development. If certain events occur after marketing authorization or certification, we may be required to report them to the FDA or comparable regulatory authority, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. In addition, the discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA or comparable regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the event as well as the nature of the event. We may fail to report events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or comparable regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our marketing authorizations, seizure of our products or delay in obtaining marketing authorizations or certifications for our product candidates.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. For example, in October 2019, we initiated and subsequently completed a voluntary recall of the foot pedal component of our GentleWave console after determining that treatment fluid continuously cycled even after the foot pedal was released. The recall affected 460 foot pedals and there were no patient safety issues reported and no reports of adverse clinical events related to this issue and the issue has been corrected. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities or bodies may require, or we may decide, that we will need to obtain new clearances, approvals or certifications for the device before we may market or distribute the corrected device. Seeking such clearances, approvals or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory bodies warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory bodies. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign regulatory bodies. If the FDA or foreign regulatory bodies disagree with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with clinicians and dental practitioners, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

The FDA and other regulatory enforcement agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory enforcement agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices authorized for marketing pursuant to a 510(k) clearance cannot be marketed for any intended use beyond the cleared indications. Dentists and endodontists nevertheless may use our products on their patients in a manner that is inconsistent with the indications for use cleared by the FDA. The FDA does not restrict or regulate a dental practitioner’s use of a medical product within the practice of medicine, and we cannot prevent a dental practitioner from using our products for an off-label use. However, we cannot market for these off-label uses and we train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-cleared indications.

The use of our products for indications other than those for which our products have been cleared by the FDA or approved, authorized or certified by a notified body or foreign regulatory enforcement authorities may not effectively treat the conditions not referenced in product indications, which could harm our reputation in the marketplace among dental practitioners and patients. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. For example, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, dentists or endodontists may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by clinicians or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Actual or perceived failure to comply with data protection, privacy and security laws, regulations, standards and other requirements could negatively affect our business, financial condition or results of operations.

We may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations that govern the collection, processing, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and the regulations implemented thereunder, or collectively, HIPAA, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information, or PHI, for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase its compliance costs and adversely affect its business.

Foreign data protection laws, including the General Data Protection Regulation, or GDPR, which went into effect in May 2018, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJUE. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. If necessary, we will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re- assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Implementing mechanisms that endeavor to ensure compliance with the GDPR and relevant local legislation in EEA countries and the UK, if necessary, may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. While we have taken steps to comply with the GDPR where applicable, including by reviewing our security procedures, and entering into data processing agreements with relevant contractors, our efforts to achieve and remain in compliance may not be fully successful.

Further, in Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and similar provincial laws may impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

Compliance with applicable US and foreign data protection, privacy and security laws, regulations and standards could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can also be subject to varying interpretations. Any failure or perceived failure to comply could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity, and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our employees, collaborators, independent contractors and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, collaborators, independent contractors and consultants may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these persons could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:

•
FDA requirements, including those laws requiring the reporting of true, complete and accurate information to the FDA authorities;
•
manufacturing standards;
•
federal and state healthcare fraud and abuse laws and regulations; or
•
laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee, contractor, or other agent, or our company, receiving an FDA debarment or exclusion by OIG could result in penalties, a loss of business from third parties, and severe reputational harm.

It is not always possible to identify and deter misconduct by our employees and other agents, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, treble damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations.

We must comply with environmental and occupational safety laws.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws, as well as the laws of foreign countries, governing the use, handling and disposal of these materials. In the event of an accident or failure to comply with environmental or occupational safety laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent or other intellectual property protection for any products we develop or for our technology, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any products we may develop, and our technology, may be harmed.

In order to remain competitive, we must develop, maintain, and protect the proprietary aspects of our brands, technologies, data, and products. We rely on a combination of contractual provisions, confidentiality procedures, patent, copyright, trademark, trade secret, and other intellectual property laws to protect the proprietary aspects of our brands, technologies, data, and products. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Any failure to obtain or maintain patent and other intellectual property protection with respect to our products could harm our business, financial condition and results of operations.

As of September 30, 2021, our patent portfolio included 119 patents owned by us, including 26 in the United States. As of September 30, 2021, we had 98 pending patent applications globally, including 42 in the United States. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, maintaining, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our products or research and development results before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen (18) months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent is not conclusive as to its inventorship, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, so even if we obtain patents, they may not provide us with adequate proprietary protection or competitive advantage against our competitors with similar products. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology or to prevent competitive technologies. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value or validity of our intellectual property or narrow the scope of our patent protection. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. The strength of patent rights generally, and particularly the patent position of medical device companies, involves complex legal, factual and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. Even if patents do successfully issue from our patent applications, third parties may challenge the validity, enforceability, or scope of such patents, which may result in such patents being narrowed, invalidated, or held unenforceable. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may also have blocking patents that could prevent us from marketing our own products and practicing our own technology. We may not be aware of all third-party intellectual property rights (for example, not be aware of a patent or not be aware of a patent’s scope) potentially relating to our products, product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to market our products without infringing third party patent rights, is highly uncertain. We cannot ensure that we do not infringe any patents or other proprietary rights held by others. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to defend infringement claims of third parties or to enforce patent rights we hold or protect trade secrets or techniques we own. Further, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable, or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Our success will also depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how, and obtaining and maintaining other intellectual property rights. We rely on trade secret protection and confidentiality agreements for strategic purposes, to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. There can be no assurances that we can meaningfully protect or maintain intellectual property, trade secrets or other unpatented proprietary rights necessary to our business or in a form that provides us with a competitive advantage, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. In addition, our trade secrets, data, and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients, and other vendors who have access to such information, and could otherwise become known or be independently developed or discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition, and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated, or otherwise violated.

Additionally, we may find it necessary or prudent to acquire or obtain licenses from third-party intellectual property holders. However, we may be unable to acquire or secure such licenses to any intellectual property rights from third parties that we identify as necessary for our products or any future products we may develop. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary, and our competitors could market competing products and technology. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant product, and our customers may be forced to stop using the relevant product, which could harm our business, financial condition, and results of operations.

We may, in the future, be a party to intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products.

The medical device industry is highly competitive and has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents, along with pending patent applications or trademarks controlled by third parties, may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell, import, and/or export our products (or components thereof) or to use our technologies or our product names.

Third parties, including our competitors, may currently have patents or obtain patents in the future and claim that the manufacture, use or sale of our products infringes these patents. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims relating to our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending that may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us escalates. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time-consuming, costly to defend, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from which we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

At least because patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Competitors may also contest our patents in court, at an administrative agency, or at the patent office, if issued, by proving that the invention was not original, was not novel, was obvious, or was obtained without disclosing all pertinent material prior art information to the patent office, among other reasons. For example, in litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons or are unenforceable due to inequitable conduct. If a court agrees, we would lose our rights to those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

Further, if third party claims of patent or trademark infringement or trade secret misappropriation are successfully asserted against us, such claims may harm our business, result in injunctions preventing us from selling our products, and require payment of license fees, damages, attorneys’ fees, and court costs, which may be substantial and have a material adverse impact on our business. In addition, if we are found to have willfully infringed third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties that may substantially erode our margins. Further, we may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement, and as such may need to stop selling the infringing products, which would have a significant adverse impact on our business, financial condition, and results of operations.

Similarly, interference, derivation, cancellation, and opposition proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (USPTO) may be necessary to determine priority with respect to our patents, patent applications, trademarks, or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, post-grant review, derivation, interference, supplemental examination, cancellation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Such challenges may result in loss of exclusivity or ability to make, use, and sell our products without infringing third-party intellectual property rights, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques without payment to us, or limit the duration of the patent protection of our technology. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses or rights could prevent us from using, selling, manufacturing, or importing our products or using product names, which would have a significant adverse impact on our business, financial condition, and results of operations.

Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents, trademarks, or other intellectual property rights, which could be expensive, time consuming and unsuccessful. Former, current, or future licensees may violate the terms of their licenses and thereby infringe our intellectual property. Competitors may infringe our issued patents, trademarks, or other intellectual property. To counter infringement or unauthorized use by licensees, competitors, or other parties, we may be required to file infringement or misuse claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims or file administrative actions against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Furthermore, even if our patents or trademarks are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market, and an adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition, and results of operations. In addition, although we make efforts to comply with the patent marking provisions of 35 U.S.C. § 287(a), a court may decide that we have not met the requirements of the patent marking statute, which may prevent us from obtaining monetary damages that would otherwise have been due to us if we had complied with the marking statute.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Protracted litigation to defend or prosecute our intellectual property rights could also result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could harm our business, financial condition, and results of operations.

In addition, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeeds or settles, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Obtaining and maintaining intellectual property, including patent protection, depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, and our intellectual property, including patent protection, could be reduced or eliminated for non-compliance with these requirements.

The USPTO, United States Copyright Office (USCO) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees often must be paid to the USPTO, USCO and foreign agencies over the lifetime of any registered or applied-for intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing or marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. We also have a duty to disclose to the USPTO any prior art known to us that may be material to the patentability of our patents. If we failed to submit any such material prior art, a court or administrative agency may deem one or more of our patents unenforceable. Additionally, certain of our patent applications relate to software inventions. Software-related patents in general are susceptible to validity or patentability challenges before the USPTO or in other judicial or quasi-judicial proceedings for being directed to non-statutory subject matter under 35 U.S.C. § 101.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, voluntary disclaimer of patent term to obtain a patent’s allowance, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products, which may harm our business prospects. In addition, although upon issuance in the United States a patent’s term can be extended based on certain delays caused by the USPTO, this extension can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we do not have sufficient patent terms to protect our products, proprietary technologies and their uses, our business would be seriously harmed. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Changes in patent law or its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. A third-party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

Our patent rights and other intellectual property may be subject to priority, ownership or inventorship disputes, interferences, and similar proceedings.

We may also be subject to claims that former employees, collaborators, or other third parties have an interest in our patents and patent applications or other intellectual property as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents and patent applications, such co-owners’ rights may be subject, or in the future subject, to assignment or license to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any such patents and any patents issuing from such patent applications against third parties, and such cooperation may not be provided to us. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity, despite our inclusion of valid, present-tense intellectual property assignment obligations. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim.

If we or our licensors are unsuccessful in any priority, validity (including any patent oppositions), ownership or inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more of our patents, or such patent claims may be narrowed, invalidated, or held unenforceable, or through loss of exclusive ownership of or the exclusive right to use our owned or in-licensed patents. In the event of loss of patent rights as a result of any of these disputes, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and product candidates. Even if we are successful in priority, inventorship or ownership disputes, it could result in substantial costs and be a distraction to management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations or prospects.

We may be subject to claims that our employees, consultants, advisors, or contractors have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of a non-competition or non-solicitation agreement with our competitors, and third parties may claim an ownership interest in intellectual property we regard as our own. Such claims could harm our business, financial condition, and results of operations.

As is common in the medical device industry, our employees, consultants, and advisors may be currently or previously employed or engaged at universities or other medical device or healthcare companies, including our competitors and potential competitors. Some of these employees, consultants, advisors, and contractors may have executed proprietary rights, non-disclosure, and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants, advisors, and contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future become subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property, including trade secrets or other proprietary information, of their current or former employers, competitors or other third parties. Also, we may in the future be subject to claims that these individuals are violating non-compete agreements with their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could harm our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees, vendors, and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, may be ineffective under current or future case law, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such defects in assignment or resulting claims could harm our business, financial condition, and results of operations.

If we fail to validly execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our products our business and competitive position may be harmed.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how, and other confidential and proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we generally have confidentiality and invention assignment provisions in contracts with our employees, consultants, suppliers, contract manufacturers, collaborators, and others upon the commencement of their relationship with us. However, we may not enter into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other confidential or proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets or proprietary technology and processes will not otherwise become known or independently developed by competitors. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Despite the protections we do place on our intellectual property or other confidential and proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third-party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our products, brand, and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in research and development or acquisitions could be reduced, and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive, and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any such breach.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademarking may differ in certain countries, particularly developing countries. The laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we have patent and trademark protection, but enforcement on infringing activities is inadequate. These products or trademarks may compete with our current or future products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of patents, trademarks, and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademark rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and many other countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on trademarks and trade names to build brand recognition and to promote, distinguish and market our products and services. Our current or future registered and unregistered trademarks or trade names may be challenged, opposed, infringed, circumvented or declared generic or descriptive, determined to be not entitled to registration, or determined to be infringing other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names or logos, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may in the future license our trademarks and trade names to third parties. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Trademark litigation can be expensive, and the outcome can be highly uncertain. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license such technology, or if we are forced to license such technology, on unfavorable terms, our business could be harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

Moreover, some of our patents and patent applications in the future may be jointly owned with third parties. If we are unable to obtain an exclusive license to any such third party joint owners’ interest in such patents or patent applications, such joint owners may be able to license their rights to other third parties, including our competitors, who could market competing products and technology. In addition, we may need the cooperation of any such joint owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

If our third-party manufacturers do not respect our intellectual property and trade secrets and produce or sell competitive products using our designs or intellectual property, our business, financial condition and results of operation would be harmed.

Although our agreements with third-party manufacturing partners generally seek to preclude them from misusing our intellectual property and trade secrets, or using our designs to manufacture products for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our products and any future products similar to ours produced for our competitors using our intellectual property. Additionally, any steps to stop counterfeits may not be successful and customers who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition, and results of operations.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our products or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our products that is in the public domain;
•
we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;
•
we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
we, or our future licensors or collaborators, may fail to meet our obligations to the U.S. government regarding any future patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•
it is possible that our patents or patent applications omit individuals who should be listed as inventors or include individuals that should not be listed as inventors, which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
claims of our patents or patent applications, if and when issued, may not cover our products or technologies or competitive products or technologies;
•
the inventors of our patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
•
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm our business; or
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third- party may subsequently file a patent covering such intellectual property.

Any of the foregoing could harm our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, which could result in substantial losses for purchasers of our common stock, and we may not be able to meet investor or analyst expectations.

The market price of our common stock may be highly volatile and fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•
variations between our actual operating results, or those of companies that are perceived to be similar to us, and the expectations of securities analysts, investors and the financial community;
•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;
•
additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” period ends;
•
hedging activities by market participants;
•
announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•
changes in third-party payor reimbursement policies;
•
an inability to obtain additional funding;
•
general economic, industry and market conditions, including price and volume fluctuations in the overall stock market;
•
expiration of market stand-off or lock-up agreements;
•
lawsuits threatened or filed against us;
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•
other events or factors, including those resulting from political conditions, election cycles, war or incidents of terrorism, or responses to these events, many of which are outside of our control.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many life sciences and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. This risk is especially relevant for us because medical technology companies have experienced significant stock price volatility in recent years. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

An active trading market for our common stock may never develop or be sustained, and you may not be able to resell your shares at or above your purchase price.

An active trading market for our common stock may never develop or be sustained following this offering. In the absence of an active trading market for our common stock, you may not be able to sell your shares of our common stock when desired or at or above your purchase price. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially and adversely affect our business.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale discussed in this Form 10-Q lapse, the trading price of our common stock could decline. Upon consummation of our initial public offering on November 2, 2021, based on the number of shares of our common stock outstanding on September 30, 2021,, we had a total of 26,280,075 shares of our common stock outstanding, assuming no exercise of outstanding options. Of these shares, only the shares of common stock sold in our initial public offering are be freely tradable, without restriction, in the public market, unless purchased by our affiliates. Each of our directors, executive officers and other holders of substantially all our outstanding equity securities are subject to lock-up and market standoff agreements that restrict their ability to, among other things and subject to certain exceptions, sell or transfer their shares for a period of 180 days after the date of the prospectus of our initial public offering subject to certain exceptions. However, BofA Securities, Inc., Goldman Sachs & Co. LLC and Piper Sandler & Co. may, in their sole discretion, waive the contractual lock-up before the lock-up agreements expire. After the lock-up agreements expire, all shares outstanding as of September 30, 2021 will be eligible for sale in the public market, of which the shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, 2,436,690 shares of our common stock were issuable upon the exercise of options outstanding as of September 30, 2021. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 of the Securities Act. We filed a registration statement on Form S-8 under the Securities Act covering all the shares of common stock subject to stock options outstanding and reserved for issuance under our stock plans. That registration statement was declared effective immediately on filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and the lock-up agreement described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our amended and restated credit agreement with Perceptive Credit Holdings III, LP restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance involving estimates and assumptions may evolve or change over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our principal stockholders and management will own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors and 5% or greater stockholders beneficially owned approximately 70.0% of the outstanding shares of capital stock, and, upon the closing of our IPO, that same group held approximately 49.0% of our outstanding shares of common stock. Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions after completion of this offering. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•
establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•
permitting our board of directors to establish the number of directors and fill any vacancies and newly- created directorships;

•
providing that directors may only be removed for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all then outstanding shares of our capital stock;
•
requiring the approval of holders of two-thirds of our outstanding common stock to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•
authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
prohibiting stockholders from calling special meetings of stockholders;
•
prohibiting stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of our stockholders;
•
providing that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•
restricting the forum for certain litigation involving us to Delaware or federal courts, as applicable; and
•
establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The provisions of our amended and restated certificate of incorporation requiring exclusive forum in the

Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to the us or the our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may also result in increased costs for stockholders to bring any such claim, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation (as may be amended or restated).

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange. Our

management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

In addition, as a public company we will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes- Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are an emerging growth company and a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•
reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•
exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•
the date we qualify as a “large accelerated filer;”
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
the last day of the 2026 fiscal year.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, for new or revised accounting standards applicable to public companies, we will be subject to an extended transition period until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of its securities. This risk is especially relevant for us because medical technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our failure to meet the New York Stock Exchange’s continued listing requirements could result in a delisting of our common stock.

If, after listing, we fail to satisfy the continued listing requirements of the New York Stock Exchange, such as the corporate governance requirements or the minimum closing bid price requirement, the New York Stock Exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements of the New York Stock Exchange.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Overreliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.

General Risks

Litigation and other legal proceedings may adversely affect our business.

From time-to-time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine clinicians’ confidence and reduce long-term demand for our GentleWave System, even if the regulatory or legal action is unfounded or not material to our operations.

General economic and financial market conditions may exacerbate our business risks.

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Clinicians and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On November 2, 2021, after the quarter end, we completed our initial public offering, or IPO. We issued and sold an aggregate of 7,800,000 shares of common stock, par value $0.001 per share, at an offering price of $12.00 per share. We received aggregate net proceeds of $84.0 million, after deducting underwriters' discounts and commissions of $6.6 million and estimated offering expenses of $3.1 million.

We intend to use the net proceeds we received from our IPO to support our operations, including for commercial expansion, to fund research and development activities and clinical initiatives, and for working capital and general corporate purposes. We may also use a portion of the net proceeds from this offering to acquire, in-license or invest in products, technologies or businesses that are complementary to our business. However, we currently have no agreements or commitments to complete any such transaction.

The representatives of the underwriters and joint book-running managers of our IPO were BofA Securities, Inc., Goldman Sachs & Co. LLC, and Piper Sandler & CO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to director offer letters and our outside director compensation policy.

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated November 1, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-260136) on November 1, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
10.1	Form of Indemnification Agreement	S-1/A	333-260136	10.1	10/25/2021
10.2	Amendment No. 5 to Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc., Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP	S-1	333-260136	10.8	10/8/2021
10.3	Amended and Restated Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc. and Perceptive Credit Holdings III, LP	S-1	333-260136	10.9	10/8/2021
10.4	2007 Stock Plan	S-1	333-260136	10.10	10/8/2021
10.5	2017 Sonendo, Inc. Stock Incentive Plan and related form agreements	S-1	333-260136	10.11	10/8/2021
10.6	2021 Incentive Award Plan	S-1/A	333-260136	10.12	10/25/2021
10.6.1	Form of Restricted Stock Unit Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.1	10/25/2021
10.6.2	Form of Option Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.2	10/25/2021
10.7	2021 Employee Stock Purchase Plan	S-1/A	333-260136	10.13	10/25/2021
10.8	Non-Employee Director Compensation Program	S-1/A	333-260136	10.18	10/25/2021
10.9	Executive Severance Plan	S-1/A	333-260136	10.19	10/25/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: December 9, 2021	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)
Date: December 9, 2021	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)