Form 10-K
period 2021-12-31
Sonendo, Inc.
filed 2022-03-23
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40988

Sonendo, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-5041718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26061 Merit Circle, Suite 102 Laguna Hills, CA	92653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 766-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SONX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on New York Stock Exchange on March 16, 2022 is approximately $120.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2022 was 26,395,942.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Annual Report.

You should carefully consider these risks, as well as the additional risks described in other documents we file with the Securities and Exchange Commission (“SEC”). We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

Summary of Risk Factors

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. You should carefully consider the risks discussed in this Annual Report under the section titled “Risk Factors,” which are summarized below.

•
We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•
Our revenue is primarily generated from sales of our GentleWave console and the accompanying single-use procedure instruments (“PIs”), as well as The Digital Office (“TDO”) software, and we are therefore highly dependent on the success of those offerings.
•
The terms of our credit agreement place, and any future debt financing arrangements may place, restrictions on our operating and financial flexibility.
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
•
We may not be able to obtain or maintain adequate levels of third party coverage and reimbursement.
•
We may not be able to compete successfully.
•
We may be unable to develop or commercialize new products on a timely basis and our products may become obsolete.
•
We have limited experience manufacturing our products in large-scale commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities, which could delay, prevent or impair our growth.
•
We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.
•
Any changes in our shipping arrangements or damages or losses sustained from shipping could adversely affect our business, financial condition, results of operations and prospects.
•
Our business, financial condition, results of operations and growth have been adversely impacted by the effects of the COVID-19 pandemic and may continue to be adversely impacted.
•
We may encounter difficulties in managing our growth, forecasting demand and managing inventory.
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
•
We may incur substantial liabilities and other negative impacts on our business as a result of product liability lawsuits and we may not be able to obtain or maintain insurance to cover these and other risks.
•
Our ability to utilize our net operating loss carryforwards and research and development credit carryforwards may be limited.
•
Our products and operations are subject to extensive government regulation and oversight in the United States. International expansion of our business will subject us to additional regulation and oversight by foreign governments and agencies.
•
We are highly dependent on our senior management team.
•
Our success depends on our ability to obtain and maintain our intellectual property.
•
Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.
•
Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.
•
We are subject to additional risks and costs as a result of being a public company.

PART I

Item 1. Business.

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on leveraging the GentleWave System, the first and only system for root canal therapy ("RCT") cleared by the U.S. Food and Drug Administration (“FDA”), that employs a sterilized, single-use procedure instrument, to transform RCT by addressing the limitations of conventional methods. The system utilizes our proprietary mechanism of action, which combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, to debride and disinfect deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The clinical benefits of our GentleWave System when compared to conventional methods of RCT include improved clinical outcomes, such as superior cleaning that is independent of root canal complexity and tooth anatomy, high and rapid rates of healing and minimal to no post-operative pain. In addition to the clinical benefits, the GentleWave System can improve the workflow and economics of dental practices. We are focused on establishing the GentleWave Procedure as the standard of care for RCT. As of December 31, 2021, we had an installed base of approximately 820 GentleWave Systems that had performed more than 750,000 GentleWave patient procedures since commercialization.

Tooth decay refers to the breakdown or damage of one or more layers of dental tissue and is referred to as cavities in the earlier stages and root canal infections in the later stages. In the United States, 92% of adults between the ages of 20 and 64 have had dental cavities in their permanent teeth. The United States spends approximately $148 billion annually on professional dental services, of which we estimate that approximately 55%, or $81 billion, of spending is directly associated with treating tooth decay.

Our initial commercial efforts are focused on utilizing our GentleWave System to transform RCT in the United States and Canada. We estimate that approximately 17 million root canal procedures are performed annually in our target markets, accounting for approximately $17 billion in healthcare-related expenditures. We estimate there are approximately 5,000 endodontists and 50,000 general dentists in our target markets that perform more than 75% of all root canal procedures, which represents a potential annual addressable market of approximately $1.9 billion. We also believe there is a significant opportunity for our GentleWave System to address RCT outside the United States and Canada, with approximately 50 million root canal procedures performed annually on a global basis including the United States and Canada. In addition, we are exploring opportunities to leverage our technology platform beyond RCT to treat cavities in earlier-stage tooth decay, for which we estimate there are approximately 175 million procedures performed in the United States each year.

RCT is a treatment for late-stage tooth decay that aims to save the patient’s tooth instead of removing it. Conventional methods of RCT depend primarily on instruments to manually scrape and remove tooth structure and open canals inside the tooth in order to remove and irrigate infected tissue. We believe that conventional methods of RCT do not adequately clean and disinfect the entire root canal system, primarily due to the complexity and uniqueness of each root canal and the inability of current endodontic technologies to effectively reach the microscopic spaces within the tooth. Conventional methods of RCT also generally require extensive use of instrumentation within the root canal system, which can result in the removal of substantial tooth structure, weaken the tooth and impact its long-term survival. This lack of sufficient cleaning and removal of substantial tooth structure can result in poor clinical outcomes, such as high treatment failure rates and significant post-operative pain. In addition, other limitations of conventional methods of performing RCT include: a frequent need for multiple visits to complete the procedure, a lack of standardized procedure protocols and a complex procedure that can be difficult to perform.

Our GentleWave System represents an innovative technology platform and approach to RCT. The GentleWave System is a Class II device and has received 510(k) clearance from the FDA. The key components of our GentleWave System are a sophisticated and mobile console and a pre-packaged, sterilized, single-use PI. The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2021, we held 122 issued patents and there were 98 pending patent applications that include device, design, system and method claims.

We believe our GentleWave System transforms the patient and dental practitioner experience and addresses many of the limitations of conventional RCT by providing the following key benefits:

Clinical Outcome Benefits

•
Superior cleaning and disinfection.
•
Less invasive procedure.
•
High and rapid rates of healing.
•
Minimal to no post-operative pain.

Practice and Dental Practitioner Benefits

•
More procedures completed in a single visit.
•
Standardized protocol enabling procedure efficiency and predictable outcomes.
•
Simple to use technology.
•
Low risk of cross-contamination.
•
Practice differentiating technology with the ability to establish stronger referral relationships with general dentists and attract patients.

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been demonstrated in-vivo and in-vitro across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and in real-world, clinical practice. For example, results from our PURE study demonstrated a treatment success rate of 97% at the six- and 12-month follow-ups for patients treated using the GentleWave System.

In the United States and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. These practitioners are typically reimbursed, in part, for the cost of our products by third party payors or are otherwise paid directly by patients in connection with procedures performed. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We intend to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We also plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

We generated revenue of $33.2 million and a net loss of $48.5 million for the year ended December 31, 2021 compared to revenue of $23.4 million and a net loss of 46.7 million for the year ended December 31, 2020. As of December 31, 2021, our accumulated deficit was $312.0 million. The COVID-19 pandemic and the measures imposed by numerous state and local jurisdictions impacted our financial results primarily during 2020.

Our Success Factors

We believe the continued growth of our company will be driven by the following success factors:

•
Paradigm-shifting platform technology for tooth decay, with an initial focus on transforming root canal therapy. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay and save teeth by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on transforming RCT by addressing the limitations of conventional methods. Conventional methods of RCT depend primarily on instruments to manually scrape at and remove tooth structure and open the canals inside of the tooth in order to remove and irrigate infected tissue. These methods, however, are limited in their ability to clean the entire root canal system, which increases the risk of treatment failure, and are commonly associated with post-operative pain, which has contributed to patient fear of the procedure. Utilizing our proprietary mechanism of action, which combines fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, the GentleWave System debrides and disinfects deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The GentleWave Procedure has been shown to produce favorable clinical outcomes, which we believe provides us an opportunity to transform the patient experience and encourage more patients to choose the GentleWave Procedure. Our goal is to leverage our disruptive technology to establish the GentleWave Procedure as the standard of care for RCT.
•
Large market opportunity with significant need for innovation. Tooth decay is the most prevalent chronic disease globally. In the United States, 92% of adults between the ages of 20 and 64 have had dental cavities in their permanent teeth. The United States spends approximately $148 billion annually on professional dental services, of which we estimate that approximately 55%, or $81 billion, of spending is directly associated with treating tooth decay. We are focused on leveraging our GentleWave System to transform conventional methods of performing RCT, which we believe are antiquated and lead to poor clinical outcomes. Our commercial efforts are primarily focused on commercializing the GentleWave System in the United States and Canada, where we estimate that approximately 17 million root canal procedures are performed annually, accounting for approximately $17 billion in healthcare-related expenditures. We estimate that the total annual addressable market for our GentleWave System, including our console and PI, is approximately $1.9 billion. In addition, we are exploring opportunities to leverage our technology platform beyond RCT to treat cavities in earlier-stage tooth decay, for which we estimate there are approximately 175 million procedures performed in the United States each year.
•
Compelling and growing body of clinical and real-world evidence. The clinical benefits delivered by our GentleWave System have been demonstrated and across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and in real-world, clinical practice, with over 750,000 patients treated using the GentleWave System as of December 31, 2021. Our robust base of peer-reviewed research and clinical data shows that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. For example, and results from our PURE study were published in the peer-reviewed Journal of Clinical and Experimental Dentistry and Journal of Endodontics, respectively, in which we observed a treatment success rate of 97% at for patients treated using the GentleWave System. The GentleWave System has also been shown to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single visit and reducing the need for endodontic files. Results from a survey of GentleWave users that we performed in 2020 indicated that then number of root canal procedures performed in a single visit increased from 57% to 90% following adoption of the GentleWave System. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. We believe our compelling and growing body of clinical data and real-world evidence will continue to serve as a catalyst for driving adoption of our GentleWave System.
•
Attractive value proposition for dental practitioners and their patients. We believe the GentleWave System offers a myriad of benefits for dental practitioners and their patients that will facilitate adoption and incorporation into their clinical practice. The clinical benefits of the GentleWave System include superior cleaning and disinfection of the root canal system that is independent of complexity and anatomy, high and rapid rates of healing, minimal to no post-operative pain, a less invasive procedure that enables the preservation of tooth structure and a closed-loop system with a sterilized PI. In addition to the clinical benefits, the GentleWave System offers dental practitioners several other benefits to improve the workflow and economics of their practice. For example, the GentleWave System provides a standardized protocol that promotes procedure efficiency and predictable, consistent outcomes. The GentleWave System also empowers dental practitioners to complete their root canal procedures in a single visit, which can increase practice efficiency and billable visits as well as convenience for patients. In addition, we designed the GentleWave System to be simple to use with an intuitive touchscreen interface, generally requiring only a few days of training before dental practitioners are able to independently perform procedures. We believe these benefits will allow our clinicians to establish stronger referral relationships with general dentists and attract more patients to their practice, resulting in improved practice economics.
•
Transformative research and development capabilities and a robust intellectual property portfolio. We are committed to developing break-through innovations that transform dentistry, with a focus on saving teeth. We have invested significant resources in establishing strong research and development capabilities that are focused on developing simple-to-use solutions that provide superior efficacy and deliver strong clinician and patient experiences and outcomes. We believe these capabilities will allow us to continue to develop new functionalities and upgrades to our system, enable us to innovate, enhance our competitive position and expand our addressable market. We have also invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2021, we held 122 issued patents and there were 98 pending patent applications that include device, design, system and method claims.
•
Established and growing digital infrastructure to enhance our business. We utilize technology to enhance all elements of our business, from how we engage with clinician to how we collect and use data. For example, we offer TDO, a practice management software designed to improve practice workflow and seamlessly integrate with the GentleWave System. As of December 31, 2021, approximately 50% of all GentleWave System clinicians used TDO. In the future, we intend to leverage TDO to allow referring general dentists and patients to schedule consultations and appointments directly with providers of the GentleWave Procedure from our website. In addition to TDO, we have integrated wireless connectivity capabilities into the GentleWave System, allowing for the real-time capture of data. This data is then fed to our proprietary data-warehouse via cloud reporting, providing us with the ability to analyze system usage and utilization. These capabilities also enable automatic software updates and remote diagnostic evaluation.
•
Recurring revenue business model. We generate revenue primarily from sales of our GentleWave console and related PIs and accessories. Our PIs are sterilized devices with embedded features that do no allow for reuse. Our business model of selling capital equipment that generates corresponding recurring utilization is designed to provide a stream of predictable, recurring revenue.

Our Growth Strategies

Our mission is to improve quality of life by saving teeth and stopping the progression of tooth decay. Our goal is to establish the GentleWave Procedure as the standard of care for tooth decay, with an initial focus on transforming RCT. The key elements of our growth strategy are:

•
Drive adoption of the GentleWave System among dental practitioners, with an initial focus on endodontists. In the United States and Canada, we are initially focused on driving adoption of the GentleWave Procedure among endodontists. We estimate that there are approximately 5,000 endodontists in these markets that perform approximately 28% of all root canal procedures annually. As of December 31, 2021, we had an installed base of approximately 820 GentleWave Systems. To drive further adoption of our system, we plan to increase our team of capital sales representatives, who are focused on system placement by directly engaging with endodontists and educating them about the compelling value proposition of the GentleWave Procedure. To facilitate the efforts of our capital sales team, we intend to increase awareness of the GentleWave Procedure among endodontists by communicating the benefits of our system through various marketing and educational initiatives, including publications and podium presentations at various industry conferences and scientific forums, organizing peer-to-peer dialogue and educational events and leveraging our strong network of supportive key opinion leaders. In addition, we believe there is further opportunity to leverage our relationship with clinicians using TDO who have not yet adopted the GentleWave System into their practices. Over time, we intend to gradually expand our focus to also include general dentists who perform a high volume of root canals as part of their practice.
•
Increase utilization of our GentleWave System by partnering with clinicians and increasing awareness among referring dentists and patients. We expect that most of our customers in the near term will be endodontists in the United States and Canada, which we estimate perform, on average, approximately 900 root canal procedures per year. Our goal is to drive utilization of the GentleWave System by capturing more of these procedures and establishing the GentleWave Procedure as the standard of care for RCT. To accomplish this, we will expand our team of consumable sales representatives. This team is focused on partnering with clinicians to provide onboarding, onsite training and continuing education to enhance practice efficiency and clinical workflow as well as establish stronger referral relationships with general dentists, thereby increasing utilization. We also partner with clinicians through various practice support programs, such as our GentleWave Practice Success Program ("GPS Program"), which provides them with guidance on individualized and comprehensive staff training, expansive Sonendo-sponsored marketing initiatives and self-marketing strategies. We intend to increase awareness of the GentleWave Procedure among referring dentists and, in select markets where we establish a large installed base, directly with patients through various targeted direct-to-patient marketing initiatives. We believe these initiatives will drive a greater volume of root canal procedures to dental practitioners who offer the GentleWave Procedure, thereby increasing utilization of our system.
•
Continue to invest in research and development to drive future innovations and expand our addressable market. We are currently developing new features and next generation products to further improve the usability of the GentleWave System and enhance the efficiency and predictability of the GentleWave Procedure. We are also researching means to enable our system to perform other elements of a root canal procedure, including obturation, or filling of the root canal system. In 2022, we expect to launch CleanFlow PI, our next generation, single-use PI, which is designed to enable our clinicians to clean the inside of the tooth from outside the tooth through the endodontic access opening, expand our indications for use and further improve the usability of our system. The CleanFlow PI has received 510(k) clearance from the FDA for use in cleaning molar and premolar teeth. We believe the launch of CleanFlow PI will contribute to increased utilization of our system. We expect to fully commercialize the CleanFlow PI in 2022. In the future, we intend to pursue marketing authorization to expand the application of our GentleWave System beyond RCT for use in treating cavities in earlier-stage tooth decay. By introducing our next-generation innovations, we believe we have an opportunity to leverage and expand our position in the market and add incremental revenue to our business.
•
Reduce product costs and improve production efficiency. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and collaborating with our suppliers to reduce material costs. We have also executed several product design improvements to reduce product cost. For example, we expect CleanFlow PI to have a positive impact on the gross margin profile of our PIs. We anticipate that the combination of these strategies will drive margin improvement.
•
Grow our footprint into international markets. While our current commercial focus is on the United States and Canada, we believe the GentleWave System can offer compelling benefits to the large population of patients suffering from tooth decay in other international markets. We plan to pursue marketing authorizations and related certifications, and engage in other market access initiatives in attractive international regions in which we see significant potential opportunity.

Market Overview

Our Addressable Market Opportunity in Tooth Decay

Tooth decay is the most prevalent chronic disease globally. In the United States, 92% of adults between the ages of 20 and 64 having had dental cavities in their permanent teeth. The incidence of tooth decay has grown significantly over the past several decades, primarily driven by an aging population and unhealthy diets that are high in sugar and other carbohydrates. The United States spends approximately $148 billion annually on professional dental services, of which we estimate that approximately 55%, or $81 billion, of spending is directly associated with treating tooth decay. If left untreated, tooth decay may progress and also result in a number of uncomfortable symptoms, including tooth discoloration, severe toothache or tooth sensitivity, and eventually lead to tooth loss. Additionally, studies have shown that poor oral health may impact overall health and is associated with diseases such as cardiovascular disease, pneumonia and pregnancy and birth complications.

We are focused on utilizing our GentleWave System to transform RCT. Our commercial efforts are primarily focused on driving awareness and adoption of our system in our initial target markets of the United States and Canada, where we estimate that approximately 17 million root canal procedures are performed annually, accounting for approximately $17 billion in healthcare-related expenditures. We estimate that there are approximately 5,000 endodontists and 176,000 general dentists in this market. Within the general dentist population, we estimate that a subset of approximately 50,000 general dentists perform approximately 90% of their root canal procedures instead of referring to a specialist. Collectively, we estimate that endodontists and this subset of non-referring general dentists perform more than 75% of all root canal procedures in the United States and Canada. Given the average selling price of our products and our estimates on replacement cycle, and the number of root canals performed annually, we estimate that our total annual addressable market in the United States and Canada is approximately $1.9 billion. We also believe there is a significant opportunity for our GentleWave System in RCT outside the United States and Canada, with more than 50 million root canal procedures performed annually on a global basis including the United States and Canada.

In addition, we are exploring opportunities to leverage our technology platform beyond RCT to treat cavities in earlier-stage tooth decay, for which we estimate there are approximately 175 million procedures performed in the United States each year. We believe that by utilizing our GentleWave System to treat cavities, the number of general dentists that we target can expand to include all 176,000 general dentists in the United States and Canada.

Overview of Tooth Anatomy

Teeth are hard, mineral-rich structures embedded in the jaw. Adults typically have 32 teeth that are separated into three categories – anteriors, premolars and molars – based on each tooth’s shape, location and function.

Every tooth has the same general structure and is divided into two major regions: the crown and the root. The crown is the functional part of the tooth that is visible above the gums, while the root extends below the gums and anchors the tooth to the jawbone. Teeth typically have between one and three roots depending on the category of tooth. At the center of each root are narrow, hollow spaces called root canals, which contain blood vessels, nerves and tissues. Each root has a minimum of one canal, but may contain multiple canals that may be interconnected. At the apex of the root is a small opening, called the apical foramen, which serves as an entry point for blood vessels and nerves.

Teeth are comprised of four layers of dental tissue, with each layer varying in composition, density and function. The outermost layer of tissue that covers the crown, called the enamel, acts as a barrier that protects the tooth from exogenous factors, including extreme temperatures, bacteria and acid that are encountered daily. Enamel is the hardest and most mineral-rich tissue in the human body but does not contain any living cells. Beneath the enamel is dentin, a bone-like layer of living tissue that extends almost the entire length of the tooth and forms the structural framework of the tooth. Dentin is comprised of hollow, microscopic channels, called dentin tubules, which lead directly to the innermost parts of the tooth, or pulp, and play a key role in transmitting pain signals and transporting nutrients within the tooth. The pulp is a living layer of soft tissue that fills the inside of the tooth and is comprised of blood vessels, connective tissue and nerves that provides nutrition to the tooth and acts as its nerve center. The pulp is in the pulp chamber – a space inside the crown below the dentin layer – and the root canals of the tooth. Collectively, the pulp chamber and all root canals, including the complex anatomies, within a tooth are referred to as the root canal system.

The root canal system is complex and unique for each person, tooth, and root, making it difficult to effectively treat or clean. Progressing from the orifice to the apex, root canals exhibit unpredictable three-dimensional curvature. At any point, a single root canal may bifurcate into multiple canals, or multiple root canals may converge into a single canal. Each root canal may also include branches such as accessory canals, or smaller canals that branch off from the main canal, and isthmuses, or narrow connections between separate root canals, for example c-shaped canals can be the most challenging anatomical variations to effectively treat and clean. Root canals generally narrow and grow increasingly complicated near the apex of the tooth. The formation and configuration of the root canal is influenced by a variety of factors, including type of tooth and patient demographic. The complexity of the root canal system contributes to the difficulty of effectively and efficiently cleaning all the spaces where diseased tissue and bacteria may exist.

Tooth Decay Overview

Tooth decay refers to the loss of mineral (demineralization) and breakdown of one or more layers of tooth tissue. It is generally caused by dental plaque or biofilm, a sticky, colorless film of bacteria that forms on teeth. Biofilm generally develops when foods containing carbohydrates, such as sugars and starches, are left on the teeth. Bacteria that live in the mouth thrive on these foods, producing acids as a result. Tooth decay starts with the interaction between the tooth, the biofilm at the tooth surface and dietary sugars which produce acids. Over time, if these acids are not removed, a cavity, or hole, may form in the tooth.

Tooth decay generally occurs in five distinct stages that are delineated by how deep the decay has penetrated within the various layers of tooth tissue. These stages are described below:

•
Initial stage decay. The first stage of tooth decay begins when bacteria in dental plaque produce acids which cause enamel to deteriorate. As enamel demineralizes, chalky white or yellow spots may appear on the surface of the tooth and are generally the first visible signs of tooth decay.
•
Enamel decay. If the process of tooth decay is allowed to continue, enamel will be further weakened, becoming soft and porous. As the enamel weakens, small cavities can form in this outer layer of the tooth and the chalky white or yellow spots may turn brown or black.
•
Dentin decay. When enough of the enamel is weakened by the loss of minerals, the enamel collapses and a cavity in the dentin is formed. Once tooth decay reaches the dentin layer, the process will spread more quickly as the dentin is softer and less mineralized than enamel. Since dentin contains tubules that lead directly to the pulp, the tooth may become sensitive at this stage.
•
Pulp damage. Once the decay reaches the pulp, it may rapidly spread throughout the entire root canal system, causing pulp tissue to become inflamed. Inflammation of the pulp is often associated with intense toothache, requiring intervention to prevent further pain and complications.
•
Abscess formation. In the final stage of tooth decay, bacteria and biofilm spreads inside the roots and infection from bacteria inside of the decaying pulp leads to an abscess, or pocket of pus, at the apex of the root. Tooth abscesses can cause severe pain that may radiate into the jaw. Other symptoms that may be present include swelling of the gums, face or jaw, fever and swollen lymph nodes in the neck. A tooth abscess requires prompt treatment, as the infection can spread into the jawbone as well as other areas of the head and neck. In some cases, treatment may involve removing the affected tooth.

Tooth decay is generally diagnosed by a general dentist during a routine dental examination. General dentists utilize a variety of methods to diagnose tooth decay, including examining and probing the mouth and teeth with dental instruments and using imaging modalities such as x-rays. The presence of symptoms associated with tooth decay is also taken into consideration during the examination. Based on the extent of decay, the dentist may perform a restorative procedure or refer the patient to be treated by a specialist, such as an endodontist, who specializes in diagnosing and treating tooth pain and performing RCT, or oral surgeon.

Treatment Options for Tooth Decay

While tooth decay may be prevented with good oral hygiene, once the infection breaches the enamel layer, intervention from a dental clinician is generally required. The main goal of treating tooth decay is to remove the debris, bacteria, and damaged tissues, while preserving as much of the tooth’s natural structure as possible. Tooth decay treatment is largely determined by the stage of the decay.

Earlier Stage Tooth Decay

A decay that has breached the enamel or dentin layers, but not yet the pulp, is typically treated by general dentists, and involves scraping of tooth structure using drills and burs to remove the infected tissues.

Later Stage Tooth Decay

Once the infection reaches the pulp, it will typically require more aggressive intervention. Two common procedures used to treat this stage of tooth decay include RCT or a tooth extraction that may lead to a dental implant procedure.

Root Canal Therapy. RCT is a treatment for late-stage tooth decay that aims to save the patient’s tooth instead of removing it. Preserving the tooth can provide several benefits to the patient, including maintaining functionality and preserving the natural appearance of the tooth and smile. During RCT, a clinician attempts to remove the infected pulp tissue from the root of the tooth. The clinician will then fill the root canals to prevent reinfection and place a dental crown on the tooth to protect and restore it. In conventional RCT, multiple visits may be required to complete a root canal procedure.

Tooth Extraction and Dental Implant Procedure. In cases of severe tooth decay or where other treatment options have failed, the diseased tooth may need to be extracted, or removed, from its socket in the bone. Tooth extraction can be associated with negative outcomes such as severe pain, inflammation, nerve injury, bone loss and infection. Tooth extraction is generally followed by the placement of a dental implant, which is intended to mimic the look and feel of a natural tooth. Placement of a dental implant is time intensive and requires multiple visits to complete, with the entire process often lasting upwards of a year. Due to the high cost of dental implants, some patients may choose not to fill the empty space where the tooth was previously located or may opt for an alternative such as a bridge or dentures, all of which are often associated with poor aesthetic and functional outcomes.

Overview of Conventional Methods of Root Canal Therapy

Root canal procedures generally begin with preparing the tooth, which includes x-ray imaging, administration of a local anesthetic to numb the area and isolation of the tooth using a protective sheet to prevent salivary and bacterial contamination. Once the tooth is prepared, conventional methods of RCT are generally divided into three steps: access, shaping and irrigation, and obturation.

Access

Dental drills and burs are used to create an opening in the tooth, often referred to as an access cavity, which involves removing a portion of the enamel and dentin to provide access to the pulp chamber. Conventional access cavities provide visualization of the root canal system, create an unobstructed, straight-line path for instruments to reach the apex of each root and must be large enough to successfully identify and treat the root canals.

Shaping and Irrigation

Shaping and irrigation is a critical step of RCT that can significantly impact the long-term success of the procedure. During this step, clinicians use a mechanical technique, referred to as instrumentation, and a chemical technique, referred to as irrigation, in an attempt to remove bacteria, infection and damaged tissues.

Instrumentation involves the use of instruments called endodontic files to mechanically scrape the root canal walls and remove tooth structure to reduce the amount of bacteria inside the root canal. Endodontic files are used to enlarge the canal space to facilitate irrigation and to shape the canals to enable easier obturation later in the procedure. A series of endodontic files are typically used during RCT that increase in size throughout the procedure, which can lead to significant removal of tooth structure and may impact the long-term survival of the tooth.

Clinicians use irrigation to further disinfect the root canals by utilizing a variety of chemicals, techniques and devices to dissolve both organic and inorganic materials. A root canal is generally irrigated with multiple chemicals in between the use of files and reduces friction between the instruments and dentin. Irrigation is also used to remove materials dislodged during instrumentation as well as the smear layer, a paste-like mixture of dentin, pulp and bacteria that is created during instrumentation and adheres to the root canal walls. The most common irrigation technique utilizes syringes and needles that are inserted directly into the root canals. Several other devices, such as sonic, ultrasonic and laser-assisted irrigation devices, may also be used to improve irrigation by increasing the movement of the irrigant within the root canal. Sonic and ultrasonic activation use a vibrating metal or plastic tip to move fluids within the canal. This technology requires the tip to be inserted into each root canal, and can generate air bubbles inside the fluid that weaken or dampen the extent of cavitation. For laser activation, the root canal is filled with fluid and the tip of a laser is inserted inside the tooth. The tip pulses laser energy into the fluid, which creates acoustic waves and energy. This energy can have limited range and air bubbles that create the energy can weaken or dampen the extent of captivation. In addition, sonic, ultrasonic and laser technologies can generate heat buildup and aerosols, generally lack fluid refreshment during the procedure and require the separate injection and aspiration of procedure fluids throughout the procedure. Further, these methods are limited in their ability to reach deep regions of the root canal system and rely on extensive instrumentation to provide access to those regions.

Obturation

Once shaping and irrigation is complete, the root canals are typically filled and sealed using an inert, biocompatible material called gutta percha as well as sealers in a process referred to as obturation. The goal of obturation is to create a strong seal for each root canal to prevent bacteria from seeping back into the tooth as well as entomb any residual bacteria that may not have been removed during the procedure. Improper sealing may result in renewed infection and inflammation and require additional intervention. Following obturation, the tooth is restored and a dental crown is placed over the treated area.

Limitations of Conventional Methods of Root Canal Therapy

While RCT enables treatment of late stage tooth decay without extracting the tooth, conventional methods of performing RCT, particularly shaping and irrigation, have a number of limitations, including:

•
Ineffective cleaning. We believe that conventional methods of RCT do not adequately clean and disinfect the entire root canal system, primarily due to the complexity and uniqueness of each root canal and the inability of current endodontic technologies to reach the microscopic spaces within the tooth. For example, studies have shown that instrumentation alone does not successfully remove all bacteria and infected tissue, with endodontic files generally only able to reach between 35% and 65% of the surfaces within the root canal. In addition, studies have demonstrated that approximately 74% of all root canal procedures show signs of residual tissue and bacteria post-procedure, most often occurring in regions of the root canal with complex anatomic features.
•
Extensive use of instrumentation. Conventional methods of performing RCT rely on extensive use of instrumentation to remove infected tissue and enlarge root canals in preparation for irrigation, which may weaken the tooth and impact its long-term survival. Use of instrumentation within the root canal system during conventional RCT is also frequently associated with several risk factors and may increase the likelihood of procedural errors that can result in fracture and therefore loss of the tooth. For example, endodontic files may cause bacteria and debris to extrude into the periapical region around the apex of the root, causing post-operative pain and preventing the tooth from properly healing. Endodontic files may also perforate the wall of the root canal, at which point tooth extraction is required. Pieces of endodontic files can break off into the canal, which may cause additional inflammation and post-operative pain, and generally requires retreatment to remove the instrument fragments from the root canal.

•
Poor clinical outcomes. The limitations of conventional methods of RCT may lead to poor clinical outcomes, such as treatment failure and post-operative pain. Published studies have shown that 28% to 74% of endodontic lesions can remain unhealed at 12 months after treatment with conventional methods of RCT. These methods are also commonly associated with more frequent and more severe post-operative pain as compared to other dental procedures. According to published studies, between 29% and 70% of patients undergoing conventional RCT report post-operative pain and the estimated weighted average success rate of conventional methods of RCT at 12+ months after treatment ranges between 68% and 85%.
•
Need for multiple visits. In many cases, conventional methods of performing RCT require multiple visits, depending on a variety of factors such as the clinician experience, severity of the disease and anatomy of the root canal system being treated. Peer-reviewed data shows that approximately half of root canal procedures are completed in a single visit, with more complex cases typically requiring multiple visits. The need for multiple visits reduces patient convenience as well as billable visits for the practice, as payment is typically the same regardless of the number of visits.
•
Lack of standardized procedure protocols. Given the uniqueness and complexity of the root canal system, there is generally a lack of standardized protocols for critical steps of conventional RCT. For example, the chemical concentrations, techniques and devices utilized during irrigation can vary widely between clinicians. The concentration of the most important chemical used during irrigation – sodium hypochlorite – also varies between 3% and 8%, depending on the brand, season and method of storage. Clinicians typically select, manually mix and inject this and other chemicals during the procedure, which requires time and caution in administration and can result in inconsistent concentrations across procedures. Additionally, the amount of instrumentation, including the depth to which the root canal is instrumented, is determined on a case-by-case basis by each individual dental practitioner, and can vary significantly based on the complexity of the procedure. We believe this lack of standardization contributes to unpredictable procedure times and outcomes.
•
Complex procedure. RCT using conventional methods can be difficult to perform due to the complexity and uniqueness of each root canal system, which can lead to outcomes that are dependent on the experience of the clinician and drive large disparities in patient outcomes. For example, one of the challenges in conventional RCT is to locate all root canals within the tooth. This process is considered to be a crucial part of the procedure and is entirely technique-dependent. Peer-reviewed literature indicates that approximately 12% of root canal procedures miss at least one root canal, which has been shown to increase the likelihood of treatment failure by over six times. General dentists also may elect not to perform some or all root canal procedures due to their complexity, instead referring those patients to endodontists for treatment. In addition, conventional methods of RCT utilize techniques and devices that create aerosols during the procedure, which has become an important issue for clinicians and patients during the pandemic due to the heightened sensitivity to the concerns associated with cross-contamination via aerosols.

Our Solution

We have developed a proprietary technology platform with an innovative approach to the treatment of tooth decay. Our GentleWave System is a Class II device and is FDA-cleared for preparing, cleaning and irrigating teeth indicated for RCT and is the first and only FDA-cleared system for RCT that employs a sterilized, single-use procedure instrument to automate the cleaning and disinfection of microscopic spaces within root canals without the need to remove tooth structure.

In addition to our GentleWave console and single-use procedure instruments, we also offer ancillary single-use products, such as SoundSeal and our Sonendo-branded liquid solution of EDTA. SoundSeal is a material used during the GentleWave Procedure to build and create a sealing platform on the top of the crown, which facilitates an airtight seal between the PI and the tooth. Our company-branded EDTA is a liquid used during the GentleWave Procedure to help debride and disinfect the root canal system, and is introduced and circulated throughout the root canal system via the GentleWave System. We also offer our widely used TDO practice management software, which is designed to improve practice workflow and seamlessly integrate with the GentleWave System.

Benefits of the GentleWave System

We believe our GentleWave System transforms the patient and clinician experience and addresses many of the limitations of conventional RCT by providing the following key benefits:

Clinical Outcome Benefits

•
Superior cleaning and disinfection. Utilizing our proprietary mechanism of action that combines fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, the GentleWave System debrides and disinfects deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. Our innovative mechanism of action enables more consistent and complete cleaning and disinfection of the root canal system in a manner that is independent of its complexity and anatomy. In multiple published studies, the GentleWave System was observed to clean significantly more debris as well as more complex anatomies compared to conventional methods of RCT.
•
Less invasive procedure. Our technology is designed to clean and disinfect multiple root canals within the root canal system simultaneously, without requiring insertion of our PI into each root canal, thereby reducing the need for instrumentation and removal of healthy tooth structure. We believe this helps clinicians avoid common risk factors associated with the excessive use of files, such as extrusion, perforation or thinning of the root canal walls which may result in fracture and therefore loss of the tooth. For example, once the tooth is accessed using traditional access methods, the clinician will generally rely on the GentleWave System’s mechanism of action to debride and disinfect the root canal system. Based on our commercial experience, we have observed that clinicians using the GentleWave System require fewer and smaller files, and in some cases no files, instead of using many files to manually scrape and remove tooth structure and enlarge canals. In addition, in a published study, the GentleWave System was observed to completely clean the root canal system of debris and tissue without any instrumentation while leaving the original tooth structure intact.
•
High and rapid rates of healing. In our PURE study, 97% of patients treated using the GentleWave Procedure were healed or healing at the six-month follow-up, which was sustained through the 12-month follow-up. We believe our high and rapid healing rate is the result of the GentleWave System’s novel mechanism of action that enables cleaning and disinfection of microscopic spaces within root canals.
•
Minimal to no post-operative pain. In our PURE study, patients treated using the GentleWave Procedure experienced minimal to no post-operative pain. We believe this is due to the ability of our technology to remove and clean diseased tissue and bacteria from within even the smallest spaces in the root canal system. In addition, the risk of extrusion of debris, tissue and bacteria beyond the apex of the root is minimized by dramatically reduced or no use of files as well as the negative pressure of the GentleWave System. These results are supported by our commercial experience and clinician feedback, where patients are reporting less post-operative pain and are requiring fewer prescriptions for pain-relieving medications such as opioids.

Practice & Clinician Benefits

•
More procedures completed in a single visit. Our GentleWave System empowers clinicians to perform even the most challenging cases in a single visit. This was demonstrated by our PURE study, where 92% of GentleWave Procedures were completed in a single-visit procedure. These results were further supported by our survey of GentleWave users, which showed the number of RCT cases completed in a single visit increased 57% to 90% following adoption of the GentleWave System. We believe single-visit procedures enhance practice efficiency by enabling increased billable visits as well as delivering improved convenience for the patient.
•
Standardized protocol that enables procedure efficiency and predictable outcomes. The GentleWave System is designed to provide a consistent, automated and standardized cleaning and disinfection protocol, regardless of anatomy or complexity. Key parameters, such as the sequence and duration of delivery of each solution are controlled by the software. For example, the system measures and adjusts procedure fluids, including distilled water, sodium hypochlorite and EDTA, for clinicians, thereby standardizing the concentration and mixing of procedure fluids across every procedure and delivering these fluids through the PI to a sealed root canal system. We believe the standardization of this procedure enables clinicians to have a more predictable procedure time and outcome and reduces the number of personnel required for the procedure, freeing up time and improving efficiency.
•
Simple-to-use technology. We designed our technology to enable ease of use due to its standardized treatment protocol and intuitive touch screen interface. In our commercial experience, clinicians are generally able to independently perform procedures following a few days of training.
•
Low risk of cross-contamination. The console and PI together form a closed-loop fluid management system, whereby fluids are delivered via the PI and then collected and evacuated into the waste canister inside the console. The procedure is designed to generate virtually no aerosols, which is not only convenient, but can be comforting for clinicians and patients during the pandemic with heightened sensitivity to the concerns associated with cross-contamination via aerosols. In addition, our PIs are pre-packaged, sterilized and single-use, which further reduces the risk of cross contamination.
•
Practice differentiating technology with the ability to establish stronger referral relationships with general dentists and attract patients. Based on our commercial experience, we believe clinicians who use and promote our GentleWave System benefit from stronger referral relationships with other general dentists resulting in more profitable practices and differentiation relative to peers who do not use our system.

Components of the GentleWave System and Mechanism of Action

The key components of our GentleWave System are a sophisticated and mobile console and a sterilized single-use PI. We also offer ancillary single-use products such as SoundSeal and our company-branded EDTA. The console is a one-time capital equipment purchase, while PIs and ancillary single-use products are recurring consumable purchases based on the number of procedures performed and clinician need.

GentleWave Console

The console is designed to prepare and deliver procedure fluids into the PI via a high-pressure hose. The console includes fluid containers, electronics, software, corrosion-resistant tubes, a high-pressure pump, sensors, valves and a waste canister. The console is controlled by advanced software and operated via an intuitive touchscreen interface that simplifies procedure setup and treatment delivery. The console also collects the waste fluids delivered from the PI via a low-pressure evacuation tube. The console features an integrated RFID reader, which reads the RFID tag inside the PI and verifies that the correct PI is being used while also preventing re-use. The console is enabled with wireless connectivity capabilities that allow for automatic software updates, remote monitoring of the system to ensure reliability and real-time tracking of system utilization.

The image below depicts the console and its components:

GentleWave Procedure Instrument

The PI is a pre-packaged, sterilized, single-use instrument connected to the console via a high-pressure hose that delivers optimized fluids from the console to the distal end of the PI. The distal end of the PI interacts with the tooth and is composed of four key components: an orifice, or nozzle, a flow-deflector, a sealing component and an evacuation tube. Currently, there is a PI for molar teeth (a "Molar PI") and one for anteriors and premolars (an "APM PI"). The differences in design are driven by the anatomical differences in teeth. While our APM PI cleans the tooth without entering it, our current Molar PI requires the tip of the instrument to be placed inside the pulp chamber during treatment.

We have developed a next generation PI called CleanFlow PI, which has received 510(k) clearance by the FDA and has been approved by Health Canada. The CleanFlow PI utilizes the same mechanism of action as our existing PIs, but has been improved so that no components of the PI enter the tooth, regardless of tooth type. We believe the CleanFlow PI transforms the way root canal procedures are performed by cleaning the inside of the tooth from outside the tooth through the endodontic access opening, and will further simplify the GentleWave Procedure, expand our indications for use, improve user experience and enable clinicians to preserve even more tooth structure.

The image below depicts our Molar PI and CleanFlow PI and their respective mechanisms of action:

GentleWave System Mechanism of Action

The GentleWave System mechanism of action is designed to clean and disinfect the entire root canal system simultaneously and remotely, or without requiring insertion of our PI into each root canal. The key components of the GentleWave System utilize a proprietary mechanism of action that combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently dissolve tissue and bacteria using minimal or no instrumentation.

The console enables a multi-stage process of optimizing procedure fluids, which include distilled water, sodium hypochlorite and EDTA, before they are delivered to the PI. Initially, the console extracts fluids from built-in containers and passes them through degassers, or components designed to reduce the fluid’s dissolved air content. In the absence of the console’s proprietary degassing process, air bubbles in the procedure fluids may act as barriers that inhibit the delivery of fluids and broad-spectrum acoustic energy throughout the root canal system. After degassing, the concentration of each procedure fluid is measured and adjusted precisely in preparation for delivery to the root canal system, thereby standardizing the concentration of procedure fluids, including sodium hypochlorite, across every procedure. The console detects and notifies the user if an incorrect or chemically degraded solution is being used, and also continuously refreshes procedure fluids during treatment.

The PI enables a process by which broad-spectrum acoustic energy and advanced fluid dynamics are created within the root canal system. Once optimized and pressurized, procedure fluids are delivered from the console to the distal end of the PI via a high-pressure hose. In the distal end of the PI, a proprietary orifice converts the procedure fluids into a high-speed fluid jet. The fluid jet flows through the tip of the PI until it reaches openings that allow it to interact with accumulated stationary fluid inside the pulp chamber. This interaction creates a strong shear force, which causes continuous hydrodynamic cavitation in the form of a cavitation cloud containing thousands of cavitation bubbles. The continuous formation and implosion of cavitation bubbles generates shock waves and broad-spectrum acoustic energy that propagate throughout the root canal system. The hydrodynamic cavitation that is created generates a broad range of frequencies that enables the optimal delivery of acoustic energy into structures of various dimensions inside the root canal system. The tip of the PI is designed to deflect the fluid jet in a manner that generates a flow over the orifices of the root canal, which induces a vortical flow and negative pressure inside the root canals. The vortical flow is optimized to rapidly dissolve and remove tissue, bacteria and debris from the root canal system, while the negative pressure minimizes the possibility of extrusion of the procedure fluids beyond the apex of the root.

The GentleWave Procedure

We designed the GentleWave Procedure to be simple to learn, requiring only general dental skills to perform, and easy to integrate into a practice’s existing workflow. Certain steps of the GentleWave Procedure, including access and obturation and tooth restoration, are generally the same as conventional RCT. However, the GentleWave Procedure transforms cleaning and disinfection, the most important aspect of RCT, by replacing the cumbersome, ineffective and invasive step of shaping and irrigation with the following simpler, more effective and less-invasive steps:

•

Ensuring an unobstructed path within the root canal: Once the tooth is accessed using traditional access methods, the clinician may use endodontic files to ensure there is an open fluid path to the apex and to facilitate obturation later in the procedure. Based on our commercial experience, we are seeing clinicians move towards using only one file, and in some cases no files, for this step of the procedure, instead of using many files to scrape and remove tooth structure and enlarge canals.

•

Standardizing and automating cleaning and disinfection: Once a fluid pathway is established, a material, such as our SoundSeal product, is used to create a platform on top of the crown, which facilitates an airtight seal between the PI and the tooth. Once the PI is positioned on the tooth and a sealed environment is confirmed, the clinician uses the intuitive touchscreen interface on the GentleWave Console to select from a predefined set of treatment protocols. The foot pedal attached to the GentleWave Console is depressed to activate the GentleWave System, creating a closed loop fluid management system that seamlessly transitions between stages of the procedure, requiring minimal intervention from the clinician during treatment.

Peer-Reviewed Research and Clinical Studies

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been observed in-vivo and in-vitro across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and by real-world, clinical practice, with over 750,000 patients treated using the GentleWave System as of December 31, 2021. Our robust base of research and clinical data supports our belief that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. In addition, the GentleWave System has been observed to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single visit and reducing the need for endodontic files. Other than the SUPREME study referred to below, we do not believe any studies were powered for statistical significance, which we believe is common in the field of endodontic and dental research.

Strong Clinical Outcomes

We have conducted two prospective, multi-center clinical studies to date, in which we have observed strong clinical outcomes and benefits for patients treated with the GentleWave System. For these studies, the primary effectiveness endpoint was treatment success, defined as teeth that were considered to be healed or healing. Healing was assessed using a composite endpoint that included both clinical and radiographic components. Post-operative pain was also assessed as a secondary endpoint using a visual analog scale, where each patient ranked their level of pain from zero to ten, with ten being the highest level of pain.

Healing Rates after Endodontic Treatment Using the GentleWave System

In 2013, we conducted a prospective, multi-center, non-significant risk clinical study to assess the long-term performance of the GentleWave System (the "PURE study"), which evaluated healing rates for molars 12 months after root canal treatment. The study also included data evaluating healing rates at six months after treatment. Six-month results were published in the Journal of Clinical and Experimental Dentistry in 2016 and 12-month results were published in the Journal of Endodontics in 2016.

The study cohort was composed of 89 patients in need of endodontic therapy who were consented and received treatment via a GentleWave System from one of six private endodontic clinics in Southern California. The six endodontists that participated as investigators were trained to use the GentleWave System and performed a standardized treatment procedure at each respective clinical site. Additionally, 92.1% of the enrolled patients were treated in a single visit. Pre-operative, intra-operative and post-operative data were collected from the patients and assessed by two trained, blinded and independent evaluators. Seventy-seven patients, or 86.5%, returned for the six-month follow-up and 75 patients, or 84.2%, returned for the 12-month follow-up.

At the six-month follow-up, the cumulative success rate was 97.4%, with 77.9% classified as healed and 19.5% as healing. At the 12-month follow-up, the cumulative success rate was 97.3%, with 92.0% classified as healed and 5.3% as healing. The observed high, rapid and sustained healing rates in this study imply efficient cleaning of tissue debris, bacteria and biofilm from the root canal system in a single-visit procedure using the GentleWave System.

In addition to the high rate of healing, patients reported minimal to no post-operative pain. At two days after treatment, zero patients experienced severe post-operative pain and 3.8% experienced moderate post-operative pain. Zero patients reported any incidence of pain after 14 days following treatment.

Healing Rates of Periapical Lesions after Endodontic Treatment Using the GentleWave System

A study was published in the Journal of Endodontics in 2018 that included data from the PURE study and another prospective, multi-center study conducted in 2015 comparing healing after treatment with the GentleWave System as compared to a traditional root canal therapy literature control (the "SUPREME study"). The published study evaluated healing rates for molars with significant periapical lesions 12 months after root canal treatment using the GentleWave System.

The study cohort was composed of 45 patients from the PURE and SUPREME studies with periapical lesions in need of endodontic therapy who were consented and received treatment via a GentleWave System from one of four private endodontic clinics in Southern California. The four endodontists that participated as investigators were trained to use the GentleWave System and performed a standardized treatment procedure at each respective clinical site. Additionally, 88.9% of the enrolled patients were treated in a single-visit procedure. Data were collected from the patients and assessed by two trained, blinded and independent evaluators. Forty-four patients, or 97.8%, returned for the 12-month follow-up.

At the 12-month follow-up, the cumulative success rate was 97.7%, with 81.8% classified as healed and 15.9% as healing. Further, all teeth that were treated successfully were considered completely functional and had resolution for measured indices of mobility, soft tissue lesions, sinus tract and furcation involvement. The exhibited healing rate in this study implies that the GentleWave System treats root canal infections, causing inflammation in or around the root canal system to abate, ultimately allowing periapical lesions to heal.

In addition to the high rates of healing, patients reported minimal to no post-operative pain. At two days after treatment, zero patients experienced moderate or severe post-operative pain, and 15.6% reported mild pain. No patients reported post-operative pain at the six- and 12-month follow-up visits.

Superior Cleaning in a Less Invasive Procedure

Numerous in-vitro studies have been conducted that validate the novel mechanism of action of our GentleWave System. In these studies the GentleWave System successfully cleaned the root canal system, including complex anatomies, in a procedure that is less invasive than conventional methods.

Cleaning of Complex and Small Root Canal Anatomies Superior to Conventional Methods

A study supported by us and published in the Dentistry Journal in 2016 compared the penetration depth of treatment fluids using the GentleWave System with devices commonly used in conventional methods. Specifically, the conventional methods in the study used passive ultrasonic activation with a PiezonMaster 700 (EMS) with an ESI-tip and active ultrasonic activation using a PiezonMaster 700 with an ESI-tip with maximum irrigation rate. The in-vitro study included 40 extracted human molars. The GentleWave System achieved statistical significance in cleaning deeper into the dentinal tubules in the apical, middle and coronal regions, with treatment fluids cleaning dentinal tubules in the apical region between 4 and 8.5 times deeper than the other devices.

Debridement of GentleWave Compared to Conventional Methods

A study published in the Journal of Endodontics in 2015 compared the debridement efficacy of the GentleWave System with a conventional method for cleaning root canals. This study was funded by us and our employees were involved in the design of the study. Study data was acquired and analyzed independently of us. The conventional method in the study used a 30G Max-i-Probe side-vented irrigation needle and NiTi rotary instruments (endodontic files). The in-vitro study included 45 freshly extracted molars. The GentleWave System showed a statistically significant greater cleaning capacity and reduction in residual debris compared to teeth that were cleaned conventionally. Conventional instrumentation and irrigation cleaned debris from 67.8% and 87.3% of the apical and middle regions of the root canal, respectively. The GentleWave System cleaned substantially more debris, removing 97.2% and 98.1% of the debris from the apical and middle regions, respectively. The GentleWave System also demonstrated more complete cleaning in complex anatomies. In teeth with isthmi, 98.3% of isthmi areas were free of tissue debris after the GentleWave Procedure, compared to 64.3% of isthmi areas after conventional methods.

Removal of Biofilm and Bacteria Superior to Conventional Methods

A study funded by us and published in Materials in 2019 compared disinfection and biofilm removal efficacy using the GentleWave System with minimal instrumentation with a device commonly used in conventional methods with conventional instrumentation. The device used in conventional methods used passive ultrasonic activation with a PiezonMaster 700 with an ESI-tip together with conventional rotary instrumentation (endodontic files). The in-vitro study included 47 freshly extracted human molars. The GentleWave System showed an ability to remove biofilm and bacteria in complex anatomies, demonstrated by statistically significant greater biofilm removal in the apical and isthmus regions of the root canal compared with conventional methods. Independent evaluators assessed and scored treated teeth on a scale from zero to three, with zero representing no bacteria and three representing large colonies of bacteria with greater than 50% of the wall covered in biofilm. In the middle and isthmus regions of the root canal, teeth treated with the GentleWave System all received scores of zero while teeth treated conventionally received scores of two and three. In the apical region of the root canal, teeth treated with the GentleWave System received scores ranging from zero to one while teeth treated conventionally received scores ranging from two to three.

Ability to Preserve More of the Original Tooth Structure without Instrumentation

A study funded by us and published in the Journal of Endodontics in 2018 examined root canal wall anatomy in uninstrumented premolar teeth cleaned using the GentleWave System. The in vitro study included 24 freshly extracted human premolars. The GentleWave System fully cleaned the root canal system of organic material without any instrumentation while leaving the original tooth structure intact. No organic tissue remnants or dentin debris were detected following treatment.

Enhanced Procedure Efficiency

The GentleWave System has been shown to improve procedure efficiency by enabling clinicians to perform RCT in a single visit while reducing the need for instrumentation. In 2020, we conducted a survey of 35 clinicians that focused on quantifying the practice benefits provided by our GentleWave System. The survey compared the percentage of single-visit RCT cases and endodontic file costs before and after adoption of the GentleWave System. The results of the survey showed an increase in the number of single-visit RCT cases from 57% to 90% of total root canal procedures following GentleWave System adoption. This increase in the proportion of single-visit RCT cases enabled by the GentleWave System was observed across cases of varying complexity. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. Our survey also demonstrated a reduction in the need for instrumentation, with users reporting an average reduction in endodontic file costs of 41% after adopting the GentleWave System. The results of this survey may not be representative of the entire dental population and are based on informal feedback we received in performing the survey.

Sales and Marketing

Our commercial strategy and sales model involves a focus on facilitating adoption of our GentleWave System by increasing our installed base of consoles and maximizing procedural instrument revenue through increased utilization. As of December 31, 2021, our sales and marketing team consisted of approximately 77 employees working collaboratively across a range of clinician facing roles to support an installed base of approximately 820 GentleWave Systems. We have structured our sales and clinician support team with specialized roles, including 24 capital sales representatives, 17 consumable sales representatives, five clinical training specialists, nine field service engineers and ten marketing team members. During 2021, we expanded the size of our sales and clinician support teams and add a team focused on consumable sales to support our efforts for adoption and utilization of the GentleWave System.

Sales

In the United States and Canada, our direct sales force markets and sells the GentleWave System to clinicians performing a high volume of root canals as part of their practice. We estimate that there are approximately 5,000 endodontists and 176,000 general dentists in the United States and Canada. Endodontists perform approximately four million root canal procedures annually. Within the general dentist population, we estimate that a subset of approximately 50,000 general dentists perform approximately 90% of their root canal procedures, representing approximately nine million root canal procedures annually. Our sales force leverages third-party data on root canal procedure volumes by practitioner, thereby enabling us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined base of clinicians that is accessible by our direct sales organization.

Our capital sales representatives are responsible for generating demand for consoles both from new clinicians and broadening adoption among clinicians that already use our products. Our sales and marketing teams identify key opportunities that enable capital sales representatives to drive expansion of console placements across markets. Following the sale of a console, capital sales representatives participate in the onboarding process with the clinical training specialist.

Our clinical training specialists are dedicated to clinician, training and continuing education, often within larger group practices, and universities. Our clinical training specialists lead comprehensive onsite training programs, which generally allow clinicians to perform procedures independently following a few days of training. They play an important role in supporting our sales organization to enable increased confidence and utilization.

During 2021, we developed a team of consumable sales representatives that are focused on building relationships with clinician and dental practitioners, driving higher utilization and increasing PI revenue within the practice. Our consumable sales representatives will train and onboard new accounts and provide continuing education and practice support for existing accounts. Our consumable sales representatives partner with clinicians to enhance practice efficiency and clinical workflow and increase patient volumes.

Our field service engineers, augmented by a third-party service partner, work closely with our sales team to ensure high uptime for the GentleWave Systems and a positive user experience by performing preventive maintenance and responding to on-site device needs. Field service engineers operate efficiently to ensure our console installed base remains well-maintained and capable of high utilization levels. The GentleWave System has continuous monitoring capabilities that we can use to remotely diagnose and proactively identify needed maintenance to maximize the efficiency of our targeted site visits.

The GentleWave System is currently authorized for sale within the United States and Canada. We plan to pursue regulatory clearances, certifications and other market access initiatives over time in attractive international regions in which we see significant potential opportunity. For these select international regions, we intend to explore the commercial opportunity either through distributors or direct sales.

Marketing

Our marketing team is focused on expanding awareness of the GentleWave System and its benefits among prospective patients and the broader dental practitioner community. Our professional marketing and educational initiatives include publications and podium presentations at industry conferences and scientific forums, organizing peer-to-peer dialogue and events to educate clinicians on the benefits of the GentleWave System and leveraging our strong network of supportive key opinion leaders. Moving forward, we will work to draw more attention to the GentleWave Procedure in select markets where we have established a large installed base by communicating the benefits of our system through targeted direct-to-patient marketing activities including social, digital and search optimization.

We partner with clinicians through various practice support programs, which focus on increasing awareness and strengthening referral relationships with general dentists. For example, through our GPS Program, we provide guidance to our partner practices on comprehensive staff training, expansive Sonendo-sponsored marketing initiatives and engaging self-marketing strategies. We also provide content for digital marketing and social media postings to educate patients on the GentleWave Procedure and increase new business for practices. We believe our marketing programs help differentiate the GentleWave System and are valuable in helping clinicians further grow their practices.

Research and Development

We are committed to developing innovations that transform dentistry, with a focus on saving teeth. We have established a dedicated research and development team comprised of 58 individuals as of December 31, 2021, with strong research and development capabilities in the treatment of tooth decay using fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics as well as integrating hardware and software to create an exceptional user and patient experience. A core part of our research and development strategy is engagement with our network of clinicians, which enables us to leverage real-world feedback to deliver meaningful innovation to clinicians. We believe our strategy will allow us to continue to develop new functionalities and upgrades to our GentleWave System, enable us to innovate, enhance our competitive position and expand our addressable market.

As we continue to transform RCT, our research and development efforts are focused on innovating our technologies to improve the usability of the GentleWave System, enhance the efficiency and predictability of the GentleWave Procedure and enable our system to perform other elements of root canal procedures, such as obturation of the root canal system. We expect to launch CleanFlow PI, our next-generation, single-use PI, which will enable us to clean the inside of the tooth from the outside, expand our indications for use and further improve the usability of our GentleWave System. We are also exploring development of next-generation technologies that expand the application of our GentleWave System beyond RCT for use in treating cavities in earlier-stage tooth decay.

Manufacturing and Supply Chain

We currently manufacture, assemble, test and ship our GentleWave System, which includes our console and single-use PI, at our approximately 55,000 square foot facility in Laguna Hills, California. This facility provides approximately 10,000 square feet of space for our production operations, including receiving, manufacturing, quality control, inventory and shipping.

We use a combination of internally manufactured and externally-sourced components to produce our GentleWave System. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. For certain of these components, there are relatively few alternative sources of supply. For example, our GentleWave console includes a number of components, including high pressure lines, high pressure pumps, fluid temperature control systems, degassing components and user interface control systems, most of which we source externally from third party suppliers. We rely on Teledyne SSI to supply our high pressure pump, Marlow Industries, Inc. for our fluid temperature control systems and Idex Health & Science LLC for our degassing components. While there may be other suppliers that could make or provide any one of our externally-sourced components, we seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers and actively managing lead times and inventory levels of sourced components. In addition, particularly as we expand our business and sales, we are continuously reviewing sources and approving alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. Finished single-use PIs are sterilized at one of two qualified suppliers. The manufacture of our ancillary single-use products, including our branded EDTA solution and SoundSeal Material, is outsourced to a contract manufacturer.

Our suppliers are evaluated, qualified and approved as part of our supplier quality program, which includes verification and monitoring procedures to ensure that our suppliers comply with FDA and ISO standards, as well as our own specifications and requirements. We inspect and verify externally sourced components under strict processes supported by internal policies and procedures.

We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and collaborating with our suppliers to reduce material costs, and have executed several product design improvements to reduce product cost. We are also currently working to optimize several parts of our manufacturing process as well as consolidate the manufacture of several of the components for our console and single-use PI to fewer third-party suppliers.

Competition

Our proprietary technology platform represents an innovative approach to the treatment of tooth decay. As a result, our treatment method competes directly against conventional methods of treating root canals. We compete with manufacturers and suppliers of devices, instruments and other supplies used in connection with such conventional treatments. The market for these devices and instruments is highly fragmented with primary supply chains concentrated across a few larger manufacturers and distributors, such as Dentsply Sirona, Envista and Henry Schein. Many of our competitors have longer, more established operating histories, and significantly greater name recognition and financial, technical, marketing, sales, distribution and other resources.

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

We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to demonstrate the value of the GentleWave Procedure, maintain and improve product quality and feature functionality, build the infrastructure to support the operating needs of the business and achieve cost reductions.

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business. We rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements, and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties, to protect our intellectual property rights.

As of December 31, 2021, we owned 29 U.S. patents, which are expected to expire between April 19, 2027 and April 18, 2038, and there were 33 pending U.S. patent applications. As of December 31, 2021, we had 93 total issued foreign patents in Australia, Canada, China, Europe, Great Britain, France, Germany, Italy, Switzerland, Austria, Belgium, Denmark, Spain, Hungary, Ireland, Netherlands, Sweden, Hong Kong, Israel, India, Japan, Mexico, Singapore, and South Africa, and there were 59 total pending foreign patent applications in Canada, China, Brazil, Eurasia, Europe, Hong Kong, Israel, India, Japan, and South Korea, and 6 pending Patent Cooperation Treaty applications. The term of any individual patent depends on the relevant laws and regulations in the country in which it is granted. In most countries, including the United States, the patent term for a utility patent is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country.

As of December 31, 2021, we owned 15 U.S. patents, 11 pending U.S. patent applications, 60 foreign patents in Australia, Canada, China, Europe, France, Germany, Great Britain, Hong Kong, India, Israel, Italy, Japan, Singapore, Spain, and Switzerland, 20 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, and India, and 1 pending Patent Cooperation Treaty application that relate to our GentleWave console and procedure instruments. These patents and patent applications belong to patent families relating to the following technology areas:

•
Three utility-type patent families directed to procedure instruments with pressure wave generators and to the use of such instruments for dental procedures, the patents and patent applications (if issued) in these three patent families have anticipated expiration dates ranging from 2027 to 2031;
•
Four utility-type patent families directed to pressure waves and irrigational flow for dental procedures, the patents in these four patent families have anticipated expiration dates ranging from 2033 to 2035, and the patent applications in these four patent families—if issued—would have anticipated expiration dates ranging from 2033 to 2041;
•
Three design-type patent families directed to designs for a procedure instrument and console, the patents and patent applications (if issued) in these three patent families have anticipated expiration dates ranging from 2029 to at least 2036; and
•
One utility-type patent family directed to other aspects of our GentleWave products, including console features such as security, authentication, and fluid management, the patents and patent applications (if issued) in this patent family have anticipated expiration dates in 2034.

As of December 31, 2021, we owned 116 registered trademarks and 48 pending trademark applications worldwide, including trademark registrations for “Sonendo” and “GentleWave” in the United States and other countries.

Our pending patent and trademark applications may not result in issued patents or registered trademarks, and we cannot assure you that any current or subsequently issued patents or registered trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive products that are not covered by our intellectual property, and we may be unable to stop such competitor from commercializing such products. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent or other intellectual property infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, protect our trade secrets or know-how, defend against claims of infringement of the rights of others or determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

Our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes and product design, are important in maintaining our proprietary product lines. As a condition of employment, we require all employees and key contractors to execute an agreement obligating them to maintain the confidentiality of our proprietary information and assign to us inventions and other intellectual property created during their employment. See “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, our GentleWave device is subject to regulation as a medical device in the United States under the Federal Food, Drug, and Cosmetic Act ( the "FDCA"), as implemented and enforced by the FDA.

United States Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, or approval of a premarket approval application ("PMA"). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising for certain devices, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. Our currently marketed GentleWave System, which includes our GentleWave console and PIs, is a Class II device and has received 510(k) clearance from the FDA.

510(k) Clearance Marketing Pathway

Our current products are subject to requirements for pre-market notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval (i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that has been reclassified from Class III to Class II or I, a device that was found substantially equivalent through the 510(k) process, or a 501(k)-exempt device). The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our offerings are currently marketed pursuant to a PMA.

Clinical Trials

Clinical trials are almost always required to support a PMA and de novo classification, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption ("IDE") regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials, including an IRB’s approval of the study. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB") for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of uses of cleared or approved products;
•
requirements related to promotional activities;
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
the FDA’s authority to hold, detail, or refuse imported shipments of FDA-regulated products, including medical devices and their components;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices and accessories are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. On February 23, 2022, the FDA proposed to amend the QSR requirements to align more closely with the international consensus standards for medical devices, the FDA proposed to incorporate by reference the 2016 edition of the ISO 13485 standard, and also proposed to withdraw the current requirements in 21 C.F.R. part 820. We do not have certainty on when or if the proposed rule will be finalized or even if it is finalized, whether it will be finalized in its current proposed form. While ISO 13485 and the FDA’s QSR requirements are similar in certain aspects, it is possible that we may need to revise our compliance system and processes to be in line with the ISO 13485 requirements, and any revisions that the FDA may make to the requirements.

The FDA has broad regulatory compliance and enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers and manufacturers. If the FDA determines that a manufacturer or supplier has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•
warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•
recalls, withdrawals, or administrative detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;
•
placement of our products or their components on the FDA's Import Alert;
•
withdrawing 510(k) clearances or PMA approvals that have already been granted;
•
refusal to grant export approvals for our products; or
•
criminal prosecution.

Regulation of Medical Devices in the European Union

In the European Union, ("EU"), until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745 (the "EU Medical Devices Regulation"). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law.

All medical devices placed on the EU market must meet general safety and performance requirements of the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

Compliance with the general safety and performance requirements is a prerequisite for European Conformity Marking ("CE-Mark"), without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a CE marking certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the CE Mark, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant CE marking certificate(s).

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (the "FSCAs") must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA"), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada ("HC"). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License. Higher classification risk devices (Class III and IV) require filing dossiers that resemble US 510(k) applications. These applications can range in cost and typically take longer for approval. Our Canadian medical device license (#101958) was issued in 2018 and, as a holder of such a license, we are subject to inspection by HC and must maintain a valid Medical Device Single Audit Program ("MDSAP") certificate. We were issued a MDSAP certificate by DQS Medizinprodukte GmbH in June 2020 and it remains valid through June 2023.

U.S. Healthcare Fraud and Abuse Laws

In the United States, we are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, transparency laws governing payments and other transfers of value made to physicians and other healthcare providers, and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of the safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.

The Federal False Claims Act (the "FCA") prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The federal FCA further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.

Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider, practitioner, or supplier.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively "HIPAA") also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

U.S. Coverage and Reimbursement

Our customers are typically reimbursed, in part, for the cost of our products by third party payors or are otherwise paid directly by patients in connection with procedures performed. In the United States, approximately 50% of adults aged 18 to 64 with private health insurance have dental care coverage. Dental practitioners bill for the procedures using the applicable Code on Dental Procedures and Nomenclature ("CDT") established by the American Dental Association. Reimbursement rates vary by payor, however, based on the procedure performed and are unrelated to the costs actually incurred by the dental practitioner in that procedure. We believe that the reimbursement rates for RCT have remained stable and generally cover dental practitioners for the cost of the GentleWave Procedure under existing billing codes. Where patients are uninsured and are not otherwise covered by a third party payor, these patients are expected to pay their respective dental practitioner out-of-pocket for their RCT.

Further, in the United States, government healthcare programs, including Medicare and Medicaid, generally provide limited to no coverage and reimbursement for dental procedures in which our products are used. Where third-party payor coverage is not available, patients are responsible for all of the costs associated with treatment using our products. As a result, our success depends in part on the ability and willingness of patients to pay out-of-pocket for treatment using our products. Certain commercial payors, Medicare Advantage plans and plans purchased through the ACA marketplace do, however, provide coverage and reimbursement for the procedures in which our products are used. No uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor. As a result, the coverage determination process can be a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. To contain costs of new technologies, third-party payors are increasingly scrutinizing new and existing treatments by requiring extensive evidence of favorable clinical outcomes. Dentists may not purchase our products if they do not receive sufficient reimbursement from payors for the cost of the product or procedures using our product. If third-party payors do not provide coverage or adequate reimbursement levels for procedures using our products, the demand for our products will not increase and/or there may be significant pricing pressure, either of which could adversely impact our business and financial condition.

U.S. Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act ("ACA") substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact post-market regulation, the ACA or our business.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners.

For example, HIPAA imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

Even when HIPAA does not apply, according to the Federal Trade Commission ("FTC"), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights Act ("CPRA"), and the General Data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Human Capital Resources and Employees

We employ a growing and highly-skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

As of December 31, 2021, we had 248 employees (including 219 full-time employees). Employee turnover has not had a material impact on our operations. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our employees are our greatest asset and we seek to attract purpose-driven individuals who are devoted to our mission of saving teeth while improving lives. We have the following core values around three key focuses of Patients, Accountability and Positivity:

•
Diversity and inclusion. Our team is comprised of a diverse group of different backgrounds, orientations, beliefs, perspectives and capabilities. We are committed to a culture where diversity, respect, belonging and authenticity are valued. In our recruitment practice we have diversity outreach to various employment boards.
•
Attraction and recruitment efforts. We are committed to hiring the best talent. Our recruiting strategy involves utilization of social media, employee referral programs, as well as internal and external recruiters.
•
Training and development. We are committed to developing our employees through on-boarding and continuous training sessions which are routinely re-administered, updated and refreshed. Employees are encouraged to participate in a variety of Company-provided learning resources and external training programs.
•
Workplace safety. The safety, health, and well-being of our employees is our first priority by maintaining high safety and health standards. In addition to complying with all Federal, State and Local ordinances, we sponsor a safety committee to routinely review our polices, practices and programs to seek opportunities to further improve our safety and health standards.
•
COVID-19 Response. As an essential manufacturer we implemented numerous guidelines and policies to enable us to meet customer demands and at the same time provide a safe workplace for our employees. These guidelines and policies were developed based on directions from Centers for Disease Control and Prevention and California Division of Occupational Safety and Health. We have also provided support and guidance regarding the health and well-being of our employees and their family members.
•
Financial benefits and rewards. We have designed and implemented our cash and stock compensation programs to attract, motivate, and retain our employees. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, and to ensure internal equity, while maintain proper fiscal governance. Our compensation packages are designed based on market benchmarks. We offer robust benefits package including health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage.
•
Employee engagement. We believe having employees be the best version of themselves is critical to our success, which is achieved by keeping our employees engaged through frequent and transparent communication across management levels. “Let the Best Idea Win” is our core value underlying the communication.

Corporate Information

We were incorporated in the State of Delaware in June 2006. Our principal executive offices are located at 26061 Merit Circle, Suite 102, Laguna Hills, California, and our telephone number is (949) 766-3636. Our website address is www.sonendo.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report or any other filing we make with the SEC. We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and also a smaller reporting company, and therefore we are subject to reduced public company reporting requirements.

Available Information

We make available, free of charge, on our website at www.sonendo.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. We do not incorporate the information on or accessible through these websites into this Annual Report, and you should not consider any information on, or that can be accessed through, these websites a part of this Annual Report or any other filing we make with the SEC.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes as disclosed. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.

We have incurred significant net losses in each reporting period since our inception. For the years ended December 31, 2021 and 2020, we had net losses of $48.5 million and $46.7 million, respectively. Prior to our initial public offering (the "IPO"), we financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our credit agreement and, to a lesser extent, product and software revenue from sales of our GentleWave System and TDO business. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and software, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing clearance or approval, and infrastructure improvements.

We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage medical technology companies in rapidly evolving fields. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur significant operating losses for the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our capital requirements needed to operate our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

Our revenue is primarily generated from sales of our GentleWave console and the accompanying single-use PIs, as well as TDO software, and we are therefore highly dependent on the success of those offerings.

To date, substantially all of our revenue has been derived, and we expect it to continue to be substantially derived, from sales of our GentleWave console and the accompanying single-use PIs, as well as TDO software. Our GentleWave console and the accompanying single-use PIs are used to deliver the GentleWave Procedure, an advanced procedure used to treat tooth decay and save teeth by cleaning and disinfecting microscopic spaces within teeth. We began scaled commercialization of our current suite of products in the United States in 2017 and dental practitioner awareness of, and experience with, our products has been and is currently limited. As a result, our products currently have limited product and brand recognition within the dental industry as an alternative to the conventional methods of performing root canal therapy. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.

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

As of December 31, 2021, there was $30.0 million in principal outstanding under our credit agreement with Perceptive Credit Holdings III, LP. On August 23, 2021, we amended this credit agreement to transfer and assign the loans thereunder to Perceptive Credit Holdings III, LP and entered into an amended and restated credit agreement and guaranty. Our indebtedness under this amended and restated agreement is secured by substantially all of our assets. See the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The amended and restated credit agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, related to, among others, limitations on the incurrence of additional debt, liens and other encumbrances on property, fundamental changes and acquisitions, including mergers, consolidations and liquidations, changes to our type of business, use of cash and investment activities, dividends and other payments in respect of our capital stock, payments and prepayments of certain debt, changes in our fiscal year, sales of assets transactions with affiliates, licensing arrangements, modifications to material agreements and foundational documents, sale and leaseback arrangements and handling of hazardous materials. The amended and restated credit agreement also includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2021 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.

The amended and restated credit agreement also contains customary events of default. If we fail to comply with our affirmative and restrictive covenants, including the financial covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to terminate its commitments and declare all amounts outstanding under the agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. In addition, our lender would have the right to proceed against the assets we provided as collateral. If the debt under the amended and restated credit agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Annual Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spending, that may prove to be wrong, and we could use available capital resources sooner than currently expected. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern. Moreover, regardless of a potential event of default, the debt under the amended and restated credit agreement matures on August 23, 2026. As a result, we may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

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

Since our inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness and, to a lesser extent, product revenue from sales of our GentleWave console and single-use PIs and software revenue from our TDO business. As of December 31, 2021, we had $84.6 million in cash and cash equivalents, and an accumulated deficit of $312.0 million. Based on our current operating plan, we currently believe that our cash and cash equivalents will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Annual Report. However, we have based these estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.

We may require additional capital in the future as we expect to continue to invest in expanding our sales and marketing organization, research and development of product improvements and future products, and clinical studies designed to support the adoption and utilization of our products. Moreover, we incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:

▪
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
▪
the scope and timing of investment in our sales force and expansion of our commercial organization;
▪
the impact on our business from the ongoing global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;
▪
the cost of our research and development activities;
▪
the cost and timing of additional regulatory clearances or approvals;
▪
the costs associated with any product recall that may occur;
▪
the costs associated with the manufacturing of our products at increased production levels;
▪
the costs of attaining, defending and enforcing our intellectual property rights;
▪
whether we acquire third-party companies, products or technologies;
▪
the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
▪
the scope, rate of progress and cost of our current or future clinical studies and registries;
▪
the emergence of competing new products, technologies or alternative treatments or other adverse market developments; and
▪
the rate at which we expand internationally.
▪
our ability to raise additional funds to finance our operations;

▪
debt service requirements; and
▪
the cost associated with being a public company

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

Our success will depend, in large part, on the acceptance of our GentleWave System as effective, reliable, easy to use and cost-effective. We believe the GentleWave Procedure represents a new approach for treating tooth decay by effectively debriding and disinfecting deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. We believe that market acceptance will be driven primarily by dental practitioners, and if they do not adopt the concept of a less invasive, fluid-based technology and perceive such technology as having significant advantages over other surgical alternatives, patients will be less likely to accept or be offered the GentleWave Procedure and we will fail to meet our business objectives. Dental practitioners’ perceptions of our technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, effective, cost-effective and represent acceptable methods of treatment. Even if we can prove the effectiveness of the GentleWave Procedure through in vitro and clinical trials, there may not be broad adoption and use of our products and dental practitioners may elect not to use our products for any number of other reasons, including:

▪
lack of experience with our products and concerns that we are relatively new to market;

▪
perceived liability risk generally associated with the use of new products and treatment options, and with respect to converting from existing software and systems to our software offering;
▪
lack or perceived lack of (i) sufficient clinical evidence regarding our claims of superior cleaning and disinfection in a less invasive procedure, high and fast rates of healing, minimal to no post-operative pain and (ii) long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing treatment alternatives;
▪
the failure of key opinion leaders to provide recommendations regarding our products, or to assure dental practitioners and healthcare payors of the benefits of our products as an attractive alternative to other treatment options;
▪
perception that our products are unproven in practice and our failure to maintain practice and dental practitioner benefits;
▪
long-standing relationships with companies and distributors that sell other products or treatment options for treating tooth decay;
▪
concerns over the capital investment required to purchase our GentleWave System and perform the GentleWave Procedure;
▪
lack of availability of adequate third-party payor coverage or reimbursement;
▪
pricing pressure, including from Dental Service Organizations;
▪
competitive response and negative selling efforts from providers of alternative treatments; and
▪
limitations or warnings contained in the labeling cleared or approved by the FDA or approved or certified by other authorities or bodies.

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

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook, both of which have or are occurring as a result of the COVID-19 pandemic, would adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dental practitioners’ offices or a reduction in the demand for dental services generally, which may result in dental practitioners postponing investments in capital equipment, such as our GentleWave System, and less demand for our single-use PIs, both of which would adversely affect our sales and operating results.

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

We have limited experience marketing and selling our products. We currently rely on our direct sales force to sell our products in targeted geographic regions and territories, and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are specifically trained to market and sell our products and the GentleWave Procedure and they possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully instill such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

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

We may not be able to obtain or maintain adequate levels of third party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products.

We derive the majority of our revenue from sales of our GentleWave console and single-use PIs to dental practitioners. Sales of our products will depend, in part, on the extent to which the procedures using our products are covered and reimbursed by third-party payors, including private insurers and government healthcare programs such as Medicare Advantage plans and plans purchased through the ACA marketplace. Where third-party payor coverage is not available, patients are responsible for all of the costs associated with treatment using our products. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products or ensure such purchase is profitable for the provider.

Coverage and reimbursement by governmental and third-party payors may depend upon a number of factors, including the determination that the product or service and its use or administration for a particular patient is:

▪
a covered benefit;
▪
safe, effective and medically necessary;
▪
appropriate for the specific patient;
▪
supported by guidelines established by the relevant professional societies;
▪
cost-effective; and
▪
neither experimental nor investigational.

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

Further, future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States, Canada and in relevant international markets in which we plan to operate. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance, approval or certification may not be available or adequate in either the United States, Canada or international markets. Further, other root canal treatments may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products. If dental practitioner and/or patient demand for our products is adversely affected by changes in third- party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.

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

Products from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our current products, and we may not be able to complete development and commercialization of new or enhanced products on a timely basis, or at all. There can be no assurance that our research and development efforts will produce commercially viable products and technologies. Commercializing new products requires expending significant funds to, for example:

▪
conduct substantial research and development;
▪
obtain necessary regulatory clearance or approval;
▪
further develop and scale our engineering, manufacturing and packaging processes to accommodate different products;
▪
source and enter into agreements with new suppliers; and
▪
further develop and scale our infrastructure.

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

We have limited experience manufacturing our products in large-scale commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities, which could delay, prevent or impair our growth.

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

▪
quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, some of whom are single or sole source suppliers for the items and materials that they supply;
▪
our inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
▪
our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
▪
our failure to increase production capacity or volumes to meet demand;
▪
potential risks associated with disruptions in our supply chain, such as on account of the COVID-19 pandemic or other macroeconomic events;
▪
longer than expected lead times associated with securing key components;
▪
our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and

▪
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

▪
interruption of supply or sterilization resulting from modifications to, or discontinuation of, a third party’s operations;
▪
delays in product shipments resulting from uncorrected defects or errors, reliability issues or a third party’s failure to produce components or complete sterilizations that consistently meet our quality specifications;
▪
price fluctuations due to a lack of long-term supply arrangements with our third parties for key components or sterilization requirements;
▪
inability to obtain adequate supply or services in a timely manner or on commercially reasonable terms;
▪
difficulty identifying and qualifying alternative third parties for the supply of components or for sterilization of our products in a timely manner;
▪
inability of third parties to comply with applicable provisions of the FDA’s QSR, or other applicable laws or regulations enforced by the FDA, state and global regulatory authorities;
▪
inability to ensure the quality of products manufactured or sterilization conducted by third parties;
▪
production delays related to the evaluation and testing of products and services from alternative third parties and corresponding regulatory qualifications;
▪
trends towards consolidation within the medical device manufacturing supplier industry; and
▪
delays in delivery by our suppliers and service providers.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of root canal procedures generally, which has slowed adoption of our GentleWave System during the course of the pandemic. For a period of time during the pandemic, U.S. governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to reduce non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 began to be lifted in 2021, we continued to experience disruptions to our business, including as a result of customers' continuing reluctance to start root canal procedures in light of the continuing risk posed by the virus.

Numerous state and local jurisdictions have imposed, from time to time during the course of the COVID-19 pandemic, and may in the future impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, slowdowns and delays, travel restrictions, and cancellation of training and other events, among other effects, thereby negatively impacting our operations. Employees whose tasks can be performed offsite have been encouraged to work from home. If the COVID-19 pandemic persists or worsens in certain geographies around the world, shutdowns and continued government restrictions may impact our sales activities, supply chain, and business.

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

▪
decreased demand for our products;
▪
harm to our reputation;
▪
initiation of investigations by regulators, which could result in enforcement action against us or our contract manufacturers;
▪
costs to defend the related litigation;
▪
a diversion of management’s time and our resources;
▪
substantial monetary awards to trial participants or patients;
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪
loss of revenue; and
▪
exhaustion of any available insurance and our capital resources.

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

Additionally, the substantial increase in the cost of directors' and officers' liability insurance may cause us to opt for reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

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

▪
difficulties in staffing and managing our international operations;
▪
multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental clearances, approvals, permits and licenses;
▪
reduced or varied protection for intellectual property rights in some countries;
▪
obtaining regulatory clearance, approval or certification where required for our products in various countries;
▪
requirements to maintain data and the processing of that data on servers located within such countries;
▪
complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
▪
limits on our ability to penetrate international markets if we are required to manufacture our products locally;
▪
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
▪
restrictions on the site-of-service for use of our products and the economics related thereto for dental practitioners, providers and payors;
▪
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
▪
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.

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

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute in 18 U.S.C. 201, the International Travel Act of 1961, as amended, or the U.S. Travel Act, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in jurisdictions in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, and intermediaries from corruptly authorizing, promising, providing, or offering, directly or indirectly, improper payments or anything else of value to government officials and persons in the private sector for the purpose of obtaining or retaining business. In addition, an organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act, unless the organization can establish the defense of having implemented adequate procedures to prevent bribery.

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

As of December 31, 2021, we had U.S. federal and state net operating loss ("NOL") carryforwards of approximately $287.6 million and $173.4 million, respectively, and U.S. federal and state research and development credit carryforwards of $3.3 million and $3.9 million, respectively. Certain federal NOLs incurred in taxable years beginning before December 31, 2017, and certain state NOLs will begin to expire in the calendar year 2026, unless previously utilized. In addition, certain federal research and development credit carryforwards will begin to expire in the calendar year 2032. NOL carryforwards and research and development credit carryforwards subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities, as applicable. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs to offset taxable income in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. For state income tax purposes, the extent to which states will conform to federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and tax credits in tax years beginning after 2019 and before 2023.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change by value in its equity ownership by certain stockholders (or groups of stockholders) over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards and its pre-change research and development credit carryforwards (and certain other tax attributes) to offset post- change taxable income or income tax liabilities, as applicable. Similar rules may apply under state tax laws. Although we have not completed a formal analysis as to whether past ownership changes have resulted in limitations on our use of our NOL carryforwards and research and development credit carryforwards under Sections 382 and 383 of the Code, we expect our IPO to trigger an ownership change and result in such limitations going forward. In addition, future changes in our stock ownership, some of which might be beyond our control, could also result in ownership changes under Sections 382 and 383 of the Code. For the foregoing reasons, we may not be able to utilize a material portion of our NOL carryforwards or research and development credit carryforwards, even if we attain profitability.

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

The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect further changes related to the ACA, including under the Biden administration, will have on our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

▪
our ability to set a price that we believe is fair for our GentleWave System;
▪
our ability to generate revenue and achieve or maintain profitability; and
▪
the availability of capital.

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

▪
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
▪
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

▪
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
▪
the Physician Payments Sunshine Act, or Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to certain healthcare professionals (including dental practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians (including dental practitioners) and their immediate family members. Beginning January 1, 2022, manufacturers are also be required to report payments and other transfers of value made during the prior calendar year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and anesthesiology assistants; and
▪
foreign and state laws and regulations, including state payment reporting, anti-kickback and false claims laws, that may apply to items or services reimbursed by any third-party payor, including private insurers; foreign and state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated with respect to interactions with healthcare providers and other potential referral sources; and foreign and state laws and regulations that require drug and device manufacturers to report information related to payments and other transfers of value to dental practitioners and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our products are medical devices subject to extensive regulation in the United States by the FDA and by corresponding state regulatory agencies and authorities. Likewise, our products are subject to extensive medical device regulations in other countries, such as Canada, by applicable regulatory agencies. To the extent we intend to market and sell our products in the EU, our products will also be subject to extensive regulation by EU institutions as well as EU member states' regulatory authorities and notified bodies. These regulations pertain to the design, development, evaluation, manufacturing, testing, labeling, marketing, sale, advertising, promotion, distribution, shipping and servicing of our products. These entities regulate and oversee record-keeping procedures, safety alerts, recalls, market withdrawals, product import and export, removals and field corrective actions, and post- market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to reoccur, could lead to death or serious injury.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. Such regulations, and interpretations thereof, may limit our ability to market our products. Further, the FDA, foreign regulatory agencies and U.S. state agencies have broad enforcement powers, and our failure to comply with state, federal and international regulations could lead to the clearance or approvals, product recalls, safety alerts, termination of distribution, product seizures, consent decrees, civil penalties, import detention, import refusal, or placement on FDA's Import Alerts. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application ("PMA") from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified to Class II or I (a "510(k)-exempt device"). To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining a PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have received marketing authorization pursuant to the 510(k) clearance process.

Modifications to products that are approved through a PMA application generally require FDA approval, unless the modification does not affect the product’s safety or effectiveness and the modification is reported to FDA. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer.

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

The FDA, applicable foreign regulatory entity or notified body can delay, limit or deny clearance, approval or certification of a device for many reasons, including:

▪
our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe and effective, or substantially equivalent, in the case of a 510(k) clearance;
▪
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials (including, for purposes of the EU, clinical investigations) or the interpretation of data from pre-clinical studies or clinical trials, as applicable and to the extent required to support marketing authorization or certification;
▪
our failure to follow and comply with the applicable current Good Clinical Practice ("GCP") requirements, including but not limited to obtaining informed consents, Investigational Device Exemption approvals, and receiving an IRB’s approval for the clinical trial;
▪
our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
▪
the manufacturing process or facilities we use may not meet applicable requirements, including but not limited to the FDA’s requirements under QSR; and
▪
the potential for policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data, as applicable, and/or regulatory filings insufficient for clearance, approval or certification.

Per FDA regulations, the scope of marketing claims we can make about a Class II device that is subject to the 510(k) clearance requirement is limited to the indications that were previously 510(k)-cleared. Other countries have similar laws and regulations restricting marketing to cleared indications. If a regulatory agency determines that any of our marketing claims exceed the cleared indications in a particular country, we may be subject to enforcement action and/or we may be required to cease making the challenged marketing claims, recall the products, issue corrective communications, pay fines or stop selling products until the incorrect claims have been corrected.

In addition, if any regulatory agency determines that our marketing claims are false or misleading, or that they suggest a clinical benefit that is not supported in the studies applicable to such products, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines or stop selling products until the objectionable claims have been corrected, which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions, which could also harm our business, financial condition and results of operations.

To the extent we intend to sell our products in member states of the EU, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745). Compliance with these requirements is a prerequisite to be able to affix the European Conformity ("CE") mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

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

Regulatory clearance or approval by the FDA does not ensure regulatory approval or similar registration, clearance, approval or certification by regulatory authorities in other countries, and such regulatory approval, registration, clearance, approval, or certification by one or more foreign regulatory authorities does not ensure regulatory approval or similar registration, clearance, approval, or certification by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval, registration, clearance, approval, or certification in one country may have a negative effect on the regulatory process in others.

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

It is important to our business that we build a pipeline of product offerings. As such, our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products for any number of reasons, including due to the cost associated with certain regulatory approval requirements, these products may not be accepted by dental practitioners or users, or the FDA may not agree that the products are safe and effective.

The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to, among others:

▪
identify and anticipate dental practitioner and patient needs properly;
▪
develop and introduce new products or product enhancements in a timely manner;
▪
avoid infringing upon the intellectual property rights of third parties;
▪
demonstrate, if required, the safety and efficacy of new products with data from clinical studies;
▪
obtain the necessary regulatory clearances or approvals for new products or product enhancements;
▪
comply fully with the FDA and foreign regulations on marketing of new products or modified products; and
▪
provide adequate training to potential users of our GentleWave System.

If we do not develop new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

Some of our future products will require 510(k) clearance. Other products may require a PMA approval. Some of our future products may require clinical trials to support regulatory approval or clearance, and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types that are appropriate for the “safety and performance based” pathway and announced that it intends to continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

The EU Medical Devices Regulation entered into application on May 26, 2021. The new regulation among other things:

▪
strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
▪
establishes explicit provisions on manufacturers’ responsibilities for the follow up of the quality, performance and safety of devices placed on the market;
▪
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
▪
improves the traceability of medical devices throughout the supply chain to the end user or patient through the introduction of a unique device identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
▪
sets up a central database (Eudamed) to provide the European Commission, competent authorities, economic operators, notified bodies, sponsors, patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
▪
strengthens the rules for the assessment of certain high risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

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

In the United States, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination when a modification is made, but the FDA may review such determinations and may not agree with our position regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products and have determined based on our review of the applicable FDA regulations and guidance documents that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k)s or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines, penalties, warning letters, untitled letters, or other enforcement actions. Similar requirements may apply in foreign jurisdictions.

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

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

▪
we may be required for future products to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials; similar requirements may apply in foreign jurisdictions;
▪
regulators may disagree as to the design or implementation of our clinical trials;
▪
regulators and/or IRBs, ethics committees or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

▪
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
▪
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
▪
the ongoing COVID-19 public health crisis may reduce the availability of the medical staffs who are available to conduct the clinical trials;
▪
our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
▪
we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
▪
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or ethics committee and/or regulatory authorities for re-examination;
▪
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals, unanticipated adverse device effects, or noncompliance with regulatory requirements;
▪
the cost of clinical trials may be greater than we anticipate;
▪
clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
▪
we may be unable to recruit a sufficient number of clinical trial sites;
▪
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
▪
supply chain shortages brought on by the COVID-19 public health crisis may disrupt or stop the supply of the products that we require for clinical trials;
▪
policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for marketing authorization or certification; and
▪
our current or future products may have undesirable side effects or other unexpected characteristics.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and/or other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice ("cGMP") requirements and other regulations. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice ("GCP") requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

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

The products that we market in the United States are regulated as medical devices by the FDA and have received premarket clearance under Section 510(k) of the FDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally- marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)- exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and oftentimes does not require long-term clinical studies.

Given that our product was cleared through the 510(k) process without clinical trials, we lack the breadth of published long- term clinical data supporting the safety and efficacy of our products and the benefits they offer that might have been generated in connection with other marketing authorization pathways. For these reasons, clinicians may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability.

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

Our facilities and those of our suppliers and contract manufacturers are subject to regulation under the FDCA and FDA implementing regulations as well as potential inspections by foreign regulatory authorities and audits.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations. If the FDA finds a violation of the QSR requirement, it may enjoin our manufacturing operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties or take other enforcement actions, such as requesting or requiring recalls. Similar requirements may apply in foreign jurisdictions. If we or our contract manufacturers or suppliers fail to comply with applicable regulatory requirements, we or they could be required to take costly corrective actions, including suspending manufacturing operations, changing product designs, suspending sales, or initiating product recalls or market withdrawals. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products to ensure and maintain compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

On February 23, 2022, the FDA proposed to amend the QSR requirements to align more closely with the international consensus standards for medical devices, the FDA proposed to incorporate by reference the 2016 edition of the ISO 13485standard, and also proposed to withdraw the current requirements in 21 C.F.R. part 820. We do not have certainty on when or if the proposed rule will be finalized or even if it is finalized, whether it will be finalized in its current proposed form. While ISO 13485 and the FDA’s QSR requirements are similar in certain aspects, it is possible that we may need to revise our compliance system and processes to be in line with the ISO 13485 requirements, and any revisions that the FDA may make to the requirements

Even after clearance, approval or certification for our products is obtained, we and our contract manufacturers are subject to extensive post-market regulation by the FDA and foreign regulatory authorities and the notified body. Our failure to meet strict regulatory requirements could result in our being required to stop sales of our products, conduct voluntary or mandatory product recalls, pay fines, incur other costs or even close our facilities.

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

Under certain circumstances, the FDA has the authority to require a recall of medical devices if it determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death. Similar foreign governmental authorities, such as Health Canada and the authorities of the EU member states, also have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Moreover, our notified body has the power to suspend, vary or withdraw our certifications in such circumstances. Manufacturers may, on their own initiative, recall a product if any material deficiency in a device is found or conduct a market withdrawal such as the correction or removal of a device to reduce a risk to health posed by the device, to remedy a minor violation of law or even if no violation of law has occurred. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, manufacturing errors, other problems with design or labeling, packaging defects or other deficiencies or failures to comply with applicable regulations.

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

Disruptions at these agencies and bodies may slow the time necessary for new devices to be reviewed and/or cleared, approved or certified, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA temporarily postponed all domestic and foreign routine surveillance facility inspections. Subsequently, in July 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system and in May 2021, the FDA issued a new report outlining the agency’s plan to move toward a more consistent state of inspectional capacity and priorities for domestic and foreign inspections that were not performed during the pandemic. The FDA’s report continued to prioritize mission-critical inspections and higher priority inspections that are not considered mission-critical, such as for-cause inspections, as well as high-risk assignments based on the FDA’s risk-based work plan, over lower priority inspections such as routine surveillance. However, in January 2022, the FDA again put certain inspectional activities on hold because of the spread of the Omicron variant of COVID-19. It’s possible that new variants will continue to emerge in the future, further interrupting and affecting the agency’s ability to carry out inspections in a timely manner. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other foreign regulatory authorities and certification bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and certification bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations that govern the collection, processing, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information ("PHI") for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services ("HHS") may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase its compliance costs and adversely affect its business.

Foreign data protection laws, including the GDPR, which went into effect in May 2018, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (the "CJEU"). While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. If necessary, we will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re- assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Implementing mechanisms that endeavor to ensure compliance with the GDPR and relevant local legislation in EEA countries and the United Kingdom, if necessary, may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. While we have taken steps to comply with the GDPR where applicable, including by reviewing our security procedures, and entering into data processing agreements with relevant contractors, our efforts to achieve and remain in compliance may not be fully successful.

Further, in Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA") and similar provincial laws may impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

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

▪
FDA requirements, including those laws requiring the reporting of true, complete and accurate information to the FDA authorities;
▪
manufacturing standards;
▪
federal and state healthcare fraud and abuse laws and regulations; or
▪
laws that require the true, complete and accurate reporting of financial information or data.

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

As of December 31, 2021, our patent portfolio included 122 patents owned by us, including 29 in the United States. As of December 31, 2021, we had 98 pending patent applications globally, including 33 in the United States. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, maintaining, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our products or research and development results before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent is not conclusive as to its inventorship, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, so even if we obtain patents, they may not provide us with adequate proprietary protection or competitive advantage against our competitors with similar products. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology or to prevent competitive technologies. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value or validity of our intellectual property or narrow the scope of our patent protection. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Similarly, interference, derivation, cancellation, and opposition proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office ("USPTO") may be necessary to determine priority with respect to our patents, patent applications, trademarks, or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, post-grant review, derivation, interference, supplemental examination, cancellation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Such challenges may result in loss of exclusivity or ability to make, use, and sell our products without infringing third-party intellectual property rights, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques without payment to us, or limit the duration of the patent protection of our technology. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses or rights could prevent us from using, selling, manufacturing, or importing our products or using product names, which would have a significant adverse impact on our business, financial condition, and results of operations.

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

The USPTO, United States Copyright Office ("USCO") and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees often must be paid to the USPTO, USCO and foreign agencies over the lifetime of any registered or applied-for intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing or marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. We also have a duty to disclose to the USPTO any prior art known to us that may be material to the patentability of our patents. If we failed to submit any such material prior art, a court or administrative agency may deem one or more of our patents unenforceable. Additionally, certain of our patent applications relate to software inventions. Software-related patents in general are susceptible to validity or patentability challenges before the USPTO or in other judicial or quasi-judicial proceedings for being directed to non-statutory subject matter under 35 U.S.C. § 101.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. A third-party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

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

▪
others may be able to make products that are similar to our products or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our products that is in the public domain;
▪
we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;
▪
we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
▪
we, or our future licensors or collaborators, may fail to meet our obligations to the U.S. government regarding any future patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
▪
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
▪
it is possible that our patents or patent applications omit individuals who should be listed as inventors or include individuals that should not be listed as inventors, which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
▪
claims of our patents or patent applications, if and when issued, may not cover our products or technologies or competitive products or technologies;
▪
the inventors of our patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
▪
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪
we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
▪
we may not develop additional proprietary technologies that are patentable;
▪
the patents of others may harm our business; or
▪
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third- party may subsequently file a patent covering such intellectual property.

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

▪
variations between our actual operating results, or those of companies that are perceived to be similar to us, and the expectations of securities analysts, investors and the financial community;
▪
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
▪
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;
▪
additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” period ends;
▪
hedging activities by market participants;
▪
announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
▪
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
▪
changes in third-party payor reimbursement policies;
▪
an inability to obtain additional funding;
▪
general economic, industry and market conditions, including price and volume fluctuations in the overall stock market;
▪
expiration of market stand-off or lock-up agreements;
▪
lawsuits threatened or filed against us;
▪
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
▪
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

An active trading market for our common stock may never develop or be sustained. In the absence of an active trading market for our common stock, you may not be able to sell your shares of our common stock when desired or at or above your purchase price. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially and adversely affect our business.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the IPO lock-up expires and any legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 16, 2022, we had a total of 26,395,942 shares of our common stock outstanding, assuming no exercise of outstanding options. Of these shares, only the 7,800,000 shares of common stock that were sold in our IPO are freely tradable, without restriction, in the public market, unless held by an "affiliate" as defined under Rule 144 of the Security Act. The resale of the remaining shares is currently prohibited or otherwise restricted as a result of lock-up agreements entered into by our stockholders with the underwriters (which restrictions may be waived by the underwriters), market standoff agreements entered into by certain stockholders with us, or securities law restrictions. However, subject to applicable securities law restrictions (and any applicable vesting provisions), these shares will be eligible for sale in the public market beginning on April 27, 2022. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release from these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, shares of our common stock issued upon the exercise of options, vesting of restricted stock units and exercise of warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 of the Securities Act. We filed a registration statement on Form S-8 under the Securities Act covering all the shares of common stock subject to stock options outstanding and reserved for issuance under our stock plans. That registration statement was declared effective immediately on filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and the lock-up agreement described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors and 5% or greater stockholders beneficially owned approximately [43.6%] of the outstanding shares of capital stock. Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. In addition, these stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

▪
establishing a classified board of directors so that not all members of our board of directors are elected at one time;
▪
permitting our board of directors to establish the number of directors and fill any vacancies and newly- created directorships;

▪
providing that directors may only be removed for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all then outstanding shares of our capital stock;
▪
requiring the approval of holders of two-thirds of our outstanding common stock to amend some provisions in our amended and restated certificate of incorporation and bylaws;
▪
authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
▪
prohibiting stockholders from calling special meetings of stockholders;
▪
prohibiting stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of our stockholders;
▪
providing that the board of directors is expressly authorized to make, alter or repeal our bylaws;
▪
restricting the forum for certain litigation involving us to Delaware or federal courts, as applicable; and
▪
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

Risks Related to Being a Public Company

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted in the future, by the SEC, and the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make some activities more time-consuming and costly, which will increase our operating expenses. For example, the cost of director and officer liability insurance has substantially increased as a result of these rules and regulations. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

In addition, as a public company we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

▪
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
▪
reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
▪
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

If we fail to satisfy the continued listing requirements of the New York Stock Exchange, such as the corporate governance requirements or the minimum closing bid price requirement, the New York Stock Exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements of the New York Stock Exchange.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses caused by, among other things, political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, which could result in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Clinicians and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Laguna Hills, California, where we occupy approximately 55,000 square feet of space under a series of lease agreements. The lease agreement for our corporate headquarters expires in March 2025. We believe our current facilities are sufficient to meet our current and anticipated future needs and that suitable additional space is available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed and traded on the New York Stock Exchange under the symbol “SONX” since October 29, 2021.

Holders of Record

As of March 16, 2022, we had approximately 186 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” in this Annual Report for information about our equity compensation plans.

Recent Sales of Unregistered Securities

From January 1, 2021 to December 31, 2021, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities, except as described below.

In August 2021, we issued a warrant to purchase 150,684 shares of Series E convertible preferred stock to Perceptive Credit Holdings III, LP at an exercise price of $20.08 per share

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2021.

Use of Proceeds

On October 28, 2021, our registration statement on Form S-1 (File No. 333-260136) relating to our IPO was declared effective. On November 2, 2021, we completed our IPO. We issued and sold an aggregate of 7,800,000 shares of common stock, par value $0.001 per share, at an offering price of $12.00 per share. We received aggregate net proceeds of $84.0 million, after deducting underwriters' discounts and commissions of $6.6 million and estimated offering expenses of $3.1 million.

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated November 1, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-260136) on November 1, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on leveraging the GentleWave System, the first and only FDA-cleared system for root canal therapy that employs a sterilized, single-use procedure instrument, to transform RCT, by addressing the limitations of conventional methods. The system utilizes our proprietary mechanism of action, which combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, to debride and disinfect deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The clinical benefits of our GentleWave System when compared to conventional methods of RCT include improved clinical outcomes, such as superior cleaning that is independent of root canal complexity and tooth anatomy, high and rapid rates of healing and minimal to no post- operative pain. In addition to the clinical benefits, the GentleWave System can improve the workflow and economics of dental practices. We began scaling commercialization of our current technology in 2017 and are focused on establishing the GentleWave Procedure as the standard of care for RCT. As of December 31, 2021, we had an installed base of approximately 820 GentleWave Systems that had performed more than 750,000 GentleWave patient procedures since commercialization.

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

Our GentleWave System represents an innovative technology platform and approach to RCT. The GentleWave System is a Class II device and has received 510(k) clearance from the FDA. The key components of our GentleWave System are a sophisticated and mobile console and a pre-packaged, sterilized, single-use procedure instrument ("PI"). The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. We believe our GentleWave System transforms the patient and dental practitioner experience and addresses many of the limitations of conventional RCT.

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

On November 2, 2021, we completed our IPO, issuing 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million.

Prior to our IPO, our primary sources of capital had been private placements of redeemable convertible preferred stock, debt financing agreements, and to a lesser extent, revenue from the sale of our products and related services and software. We have raised a total of $281.3 million in net proceeds from private placements of preferred stock, and approximately $4.2 million from issuances of common stock and common stock issued upon stock option exercises. As of December 31, 2021, we had cash and cash equivalents of $84.6 million, an accumulated deficit of $312.0 million, and $30.0 million in principal outstanding on our term loan facility. We generated revenue of $33.2 million and a net loss of $48.5 million for the year ended December 31, 2021, compared to revenue of $23.4 million and a net loss of $46.7 million for the year ended December 31, 2020.

We expect to continue to incur net losses for the next several years. We expect to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we are incurring additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we will require additional financing to fund our operations and planned growth.

We believe that our cash and cash equivalents will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Annual Report. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: In the United States and Canada, we are initially focused on driving adoption of the GentleWave System among dental practitioners, with an initial focus on RCT. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization. As of December 31, 2021, we had 24 capital sales representatives, and we plan to continue expanding our team of capital sales representatives.
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
•
Commercial organization: As of December 31, 2021, our sales and customer support team consisted of approximately 77 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic negatively impacted our operations, revenue and overall financial condition in 2021 and 2020, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge.

For a period of time during 2020, U.S federal, state and local governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures (including root canal procedures) and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel toward the treatment of COVID-19 patients. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 began to be lifted in 2021, we continued to experience disruptions to our business, including as a result of customers' continuing reluctance to start root canal procedures in light of the continuing risk posed by the virus. Our customers, including endodontists, experienced significant financial hardship and some of them may never fully recover.

The number of root canal procedures performed during 2020 and 2021 decreased as a result of the COVID-19 pandemic, and consequently impacted our ability to sell our GentleWave System. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic has also resulted in, and may continue to result in, significant disruption to the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

While COVID-19 cases have decreased in 2022, primarily as a result of more and more individuals being vaccinated, the duration and ultimate economic impact of the COVID-19 pandemic on our business remains uncertain at this time. We expect that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant, would have a negative impact on our operations, revenue and overall financial condition.

Components of Our Results of Operations

Revenue

Our revenue consists primarily of product revenue and software revenue. We generate product revenue on the capital sale of our GentleWave console and recurring sales of our single-use PI and accessories. To a lesser extent, we also derive product revenue from service and repair and extended warranty contracts with our existing customers. Software revenue relates to fees we receive for licensing our TDO practice management tool to dental practitioners. We expect our product revenue to increase in absolute dollars as we increase adoption and utilization of the GentleWave System, though revenues may fluctuate from quarter to quarter.

Cost of Sales and Gross Margin

Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation for personnel, including stock-based compensation expenses, facilities, the cost of production equipment and operations supervision, quality control, material procurement and intangible assets amortization. We provide a two-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from period to period.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our software gross margin is generally higher than our product gross margin. As a result of these factors, we expect gross margin may fluctuate from period to period. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, professional education, administration, finance, information technology, legal, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses, though it may fluctuate from period to period. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.

Research and Development

Research and development ("R&D") expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to moderate in absolute dollars for the foreseeable future as we continue to develop, enhance, and commercialize new products and technologies. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

Changes in Fair Value of Contingent Earnout

Changes in fair value of contingent earnout consists of fair value adjustments from our contingent earnout liabilities recorded in connection with the 2018 acquisition of TDO. We record a liability related to the contingent earnout provisions, which are based on actual and estimated annual sales of licenses and units, as defined in the stock purchase agreement, for each of the years ended December 31, 2021 and 2020. The contingent earnout period ended December 31, 2021 and final payment was made in February 2022.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense from our outstanding term loan, and the remeasurement to fair value each reporting period, of our preferred stock warrant liabilities and our forward obligation recorded in connection with an asset acquisition. On completion of our IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were revalued and converted into warrants to purchase shares of common stock and the warrants liability was reclassified into stockholders’ equity. As a result, we are no longer required to remeasure the fair value of the common stock warrants at each reporting period. On completion of our IPO, the forward obligation was settled by the issuance of shares of common stock and will no longer require remeasurement at each reporting period.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table shows our results of operations for the years ended December 31, 2021 and 2020, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue	$33,197	$23,351	9,846	42%
Cost of sales	24,861	19,466	5,395	28%
Gross profit	8,336	3,885	4,451	115%
Gross margin	25%	17%
Operating expenses:
Selling, general and administrative	33,913	26,695	7,218	27%
Research and development	18,568	20,461	(1,893)	(9)%
Change in fair value of contingent earnout	261	(473)	734	(155)%
Total operating expenses	52,742	46,683	6,059	13%
Loss from operations	(44,406)	(42,798)	(1,608)	4%
Other income (expense), net:
Interest and financing costs, net	(4,214)	(3,961)	(253)	6%
Change in fair value of warrant liabilities	71	346	(275)	(79)%
Change in fair value of forward obligation	52	(250)	302	(121)%
Loss before income tax expense	(48,497)	(46,663)	(1,834)	4%
Income tax expense	(2)	(2)	—	—
Net loss	$(48,499)	$(46,665)	(1,834)	4%

Revenue

Our breakdown of revenue for the years ended December 31, 2021 and 2020 is summarized below:

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Product revenue	$25,811	$17,338	8,473	49%
Software revenue	7,386	6,013	1,373	23%
Total revenue	$33,197	$23,351	9,846	42%

Total revenue increased $9.8 million, or 42% year over year.

Product revenue increased $8.4 million, or 49% year over year. For the year ended December 31, 2021, we generated $8.4 million and $14.4 million from the sale of GentleWave consoles and PIs, respectively, compared to $4.8 million and $10.4 million, respectively, for the year ended December 31, 2020. Revenue was lower in 2020 as a result of the temporary dental and endodontic office closures implemented in response to the COVID-19 pandemic, which also precipitated a reduction in our sales representatives.

Software revenue increased $1.4 million, or 23% year over year, which was primarily due to a higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $5.4 million or 28% year over year, which was primarily attributable to higher sales volume in our Product segment, partially offset by lower unallocated manufacturing overhead expenses due to increased production volume in 2021. There were no significant changes in the Software segment cost of sales.

Gross margin increased 8% year over year, primarily due to reduction in inventory reserves and improved overhead absorption in 2021 in the Product segment.

Selling, general and administrative expenses

SG&A expenses increased $7.2 million, or 27% year over year, primarily driven by changes in our Product segment due to higher sales employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales. We also incurred higher administrative expenses in preparation for our IPO and the ongoing requirements associated with being a public company. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses decreased $1.9 million, or 9% year over year, primarily driven by lower spending on supplies and services purchased for various R&D projects of the Product segment. There were no significant changes in any major components of the R&D expenses in the Software segment as described in the Components of Our Results of Operations above.

Change in fair value of contingent earnout

Change in the fair value of the contingent earnout was a loss of $0.3 million for the year ended December 31, 2021, as compared to a gain of $0.5 million for the year ended December 31, 2020, primarily driven by changes in estimated annual sales of licenses and units. The contingent earnout period ended December 31, 2021 and the final payment was made in February, 2022.

Loss from operations

Loss from operations was $44.4 million during the year ended December 31, 2021 compared to $42.8 million for the year ended December 31, 2020, primarily due to increases in operating expenses in the Product segment as partially offset by growth in revenue and gross profit. The Software segment recorded income from operations of $0.8 million for the year ended December 31, 2021 as compared to loss from operations of $0.3 million for the year ended December 31, 2020.

Interest and financing costs, net

Interest and financing costs, net, increased $0.3 million, or 6% year over year, primarily attributable to lower interest income in 2021.

Change in fair value of warrant liabilities

There were no significant changes in fair value of warrant liabilities for the year ended December 31, 2021 and 2020. Upon the closing of our IPO, we remeasured to fair value and reclassified the warrant liabilities to stockholders equity as common stock warrants. As a result, we are no longer required to adjust for changes in fair value of these warrants.

Change in fair value of forward obligation

There was no significant change in fair value of forward obligation for the years ended December 31, 2021 and 2020. Upon the closing of our IPO, we issued 224,842 shares of common stock to settle the forward obligation.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years. As of December 31, 2021, we had cash and cash equivalents of $84.6 million, an accumulated deficit of $312.0 million, and $30.0 million in principal outstanding on our term loan facility. For the years ended December 31, 2021 and 2020, our net losses from operations were $48.5 million and $46.7 million, respectively, and our net cash used in operating activities was $48.6 million and $38.5 million, respectively.

Prior to our IPO, we raised a total of $281.3 million in net proceeds from private placements of convertible preferred stock, and approximately $4.2 million from the issuance of common stock and stock option exercises. On November 2, 2021, we completed our IPO of 7.8 million shares of our common stock at a public offering prices of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million.

Funding requirements

We expect our operating expenses to increase for the foreseeable future as we continue to invest in expanding our sales and marketing infrastructure programs to both drive and support anticipated sales growth and product development. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as we increase the size of our administrative function to support the growth of our business and operations as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force and expansion of our commercial organization;

•
the impact on our business from the ongoing global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease;
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

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Annual Report.

We have based this estimate on estimates and assumptions that may prove to be wrong, and we may need to utilize additional available capital resources or seek additional financing opportunistically. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity or debt securities or obtain an additional credit facility. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Indebtedness

On June 23, 2017, we entered into a credit agreement and guaranty (the "Credit Agreement") with Perceptive Credit Holdings, LP, which provided for a delayed-draw term loan in an aggregate principal amount of $20.0 million. The initial loan of $10.0 million was made in a single borrowing on June 23, 2017. The interest rate for the loan is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with the loan, we granted a security interest in substantially all of our assets.

The Credit Agreement was amended in October 2018 to provide an additional tranche consisting of two borrowings, which were exercised on October 16, 2018 and October 7, 2019 in an aggregate principal amount of $10.0 million each. The Credit Agreement was further amended in October 2019 to provide two additional tranches of delayed-draw term loans of $10.0 million each, and to modify the repayment provisions of the loan to require all principal to be due at maturity. The additional tranches were not exercised prior to their expiration on December 31, 2020. Both amendments were evaluated and accounted for as modifications.

On August 23, 2021, we further amended the Credit Agreement to transfer and assign the loans thereunder to Perceptive Credit Holdings III, LP. In connection with this transfer and assignment, we entered into an amended and restated credit agreement and guaranty (the "New Credit Agreement") with Perceptive Credit Holdings III, LP, which provides for two additional tranches of delayed-draw term loans of $10.0 million each and extended the maturity date for repayment, including with respect to amounts owed in connection the existing delayed-draw term loan, to August 2026. On December 31, 2021, the first tranche of $10.0 million loan expired. The obligation of Perceptive Credit Holdings III, LP to make the second tranche loan is subject to the making of the first tranche. Since the Company did not draw the first tranche, the second tranche due on March 31, 2022 has been forfeited.

As of December 31, 2021, there was an aggregate principal balance of $30.0 million outstanding under the New Credit Agreement and we were in compliance with all covenants and conditions under the New Credit Agreement.

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

The New Credit Agreement contains events of default, including, without limitation, events of default upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the New Credit Agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

The New Credit Agreement includes financial covenants that requires us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii)satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2021 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the New Credit Agreement.

In connection with the New Credit Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share. Upon the closing of our IPO, this convertible preferred stock warrant was converted to a warrant to purchase 150,685 shares of our common stock at a purchase price of $20.08 per share. See note 4 to the consolidated financial statements in this Annual Report for additional disclosure related to this warrant.

On April 22, 2020, we were granted a loan in an aggregate amount of $5.1 million pursuant to the Paycheck Protection Program (the "PPP loan"), under Division A, Title I of the CARES Act, which was enacted March 27, 2020. On May 7, 2020, the PPP Loan was repaid in full.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the U.S. Securities and Exchange Commission, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Total	1 year (2022)	2 year (2023)	3 years (2024)	4 years (2025)	More than 4 years (2026 and beyond)
	(in thousands)
Term Loan(1)	$49,187	$3,953	$4,037	$4,146	$4,248	$32,803
Operating lease obligations(2)	2,985	1,225	1,038	618	104	—
Total	$52,172	$5,178	$5,075	$4,764	$4,352	$32,803

(1)	For more information, see Note 9 to our consolidated financial statements included in this Annual Report.
(2)	For more information, see Note 7 to our consolidated financial statements included in this Annual Report.

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

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,605)	$(38,544)
Investing activities	(1,973)	(916)
Financing activities	83,497	(983)
Net increase (decrease) in cash and cash equivalents	$32,919	$(40,443)

Operating Activities

Net cash used in operating activities was $48.6 million for the year ended December 31, 2021, primarily consisting of net loss of $48.5 million as adjusted for non-cash items of $6.3 million, partially offset by a net change in our net operating assets and liabilities of $6.4 million. Non-cash items primarily consisted of $2.0 million in depreciation and amortization and $2.4 million in stock-based compensation. Changes in our net operating assets and liabilities year over year, was primarily due to a $3.9 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities attributable to timing of payment.

Net cash used in operating activities was $38.5 million for the year ended December 31, 2020, primarily consisting of our net loss of $46.7 million as adjusted for non-cash items of $5.5 million and a net change in our net operating assets and liabilities of $2.6 million. Non-cash items primarily consisted of $2.6 million in depreciation and amortization and $1.6 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $1.7 million reduction in inventory held due to lower productions, a $1.4 million decrease in accrued compensation and related benefits due to lower headcount, and a $2.2 million decrease in accounts payable and accrued expenses and other liabilities attributable to timing of payment.

Investing Activities

Net cash used in investing activities was $2.0 million and $0.9 million for the year ended December 31, 2021 and 2020, respectively, as a result of acquisition of intangible assets and purchases of property and equipment in each year.

Financing Activities

Net cash provided by financing activities was $83.5 million for the year ended December 31, 2021, primarily resulting from net proceeds of $83.8 million received from our IPO, partially offset by payments of deferred debt issuance costs and contingent earnout. Net cash used in financing activities was $1.0 million for the year ended December 31, 2020, primarily due to payment of a contingent earnout.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the revenue generated, and expenses incurred, and related disclosures, during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 2 of our consolidated financial statements included in Part II, Item 8 of this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Specifically, we apply the following five core principles to recognize revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.

Our performance obligations primarily arise from the manufacture and delivery of the GentleWave System, single-use PIs and other accessories and services as well as software license sales related to our practice management platform. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components.

We consider the individual deliverables in our product offering as separate performance obligations and assess whether each promised good or service is distinct. The total contract transaction price is determined based on the consideration expected to be received, based on the stated value in contractual arrangements or the estimated cash to be collected in no-contracted arrangements, and is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The stand-alone selling price ("SSP") is based on an observable price offered to other comparable customers. We estimate the SSP using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. We regularly review and update SSP as necessary. The consideration we receive in exchange for our goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which we expect to be entitled includes a stated list price, less various forms of variable consideration. We estimate related variable consideration at the point of sale, including discounts, product returns, refunds, and other similar obligations.

Revenue is recognized over time when the customer simultaneously receives and consumes the benefits provided by our performance. Revenue is recognized at a point in time if the criteria for recognizing revenue over time are not met, and we transferred control of the goods to the customer. Product revenue is recognized at a point in time when we have transferred control to the customer, which is generally when title of the goods transfers to the customer. Revenue from support and maintenance contracts and software license revenue is recognized as the output of the service is transferred to the customer over time, typically evenly over the contract term. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

We also sell extended service contracts on the GentleWave System. Sales of extended service contracts are recorded as deferred revenue until such time as the standard warranty expires, which is generally up to two years from the date of sale. Service contract revenue is recognized on a straight-line basis over time consistent with the life of the related service contract in proportion to the costs incurred in fulfilling performance obligations under the service contract.

Revenue for technical support and other services is recognized ratably over the performance obligation period.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

Our goodwill represents the excess of cost over fair value of identified assets acquired and liabilities assumed by the Company in an acquisition of a business. We recorded $8.5 million of goodwill in conjunction with the acquisition of TDO in October 2018.

The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value.

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. We perform our annual impairment analysis by either doing a qualitative assessment of the reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing the reporting unit’s estimated fair value to its carrying amount. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies.

We estimate the fair value of the TDO reporting unit using the income approach and market approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Key assumptions for these projections require significant judgments by management and include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation. Actual results may differ from those assumed in our forecasts. We also reconcile our discounted cash flow analysis to our indicated equity value allowing for a reasonable control premium. For purposes of the market approach, fair value is determined based on the guideline public company method and utilizes a number of factors such as publicly available information regarding the market capitalization of the selected guideline companies, as well as operating results, market multiples, and present value techniques. Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment test are representative of those that would be used by market participants performing similar valuations of the TDO reporting unit.

Our annual evaluation for impairment of goodwill consists of the TDO reporting unit from which goodwill originated. In accordance with our policy, we completed our annual evaluation for impairment using a qualitative and a quantitative method for the years ended December 31, 2021 and 2020, respectively, and determined that no impairment existed.

It is possible that our conclusions regarding impairment or recoverability of goodwill in the TDO reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing performed for the years ended December 31, 2021 and 2020 will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for the TDO reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and earnings before income tax depreciation and amortization (EBITDA). An impairment charge, if recorded in the future, could impact our consolidated balance sheets, as well as our consolidated statements of operations. If we were required to recognize an impairment charge in the future, the charge would not impact our consolidated cash flows, current liquidity, capital resources, and covenants under our existing term loan credit facility.

Valuation of Intangible Assets

Our intangible assets with a finite life are comprised primarily of developed technology, customer relationships, and tradenames acquired in conjunction with the acquisition of TDO in October 2018. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 5 to 10 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenue or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. No indicators of impairment were identified in the years ended December 31, 2021 and 2020.

Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Stock-Based Compensation

We measure and recognize compensation expense for all stock options granted to employees and non-employees based on the estimated fair value of the awards on the grant date. We generally recognize grant-date fair value of stock options granted to employees and non-employee service providers on a straight-line basis over the requisite service period, which is generally the vesting term of the respective awards. We determine the fair value of stock options with a service condition based on the fair value of our common stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the fair value of stock options using a Black-Scholes option-pricing model for purposes of calculating stock-based compensation expense. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option-pricing model is affected by a number of assumptions:

•
Fair value of common stock—For grants prior to our IPO in November 2021, the fair value of our common stock underlying share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in November 2021, the fair value of common stock was determined by using the closing price per share of our common stock as reported on the New York Stock Exchange.
•
Expected term— The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
•
Expected volatility—Expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as we have limited trading history of our common stock and limited data regarding company‑specific historical or implied volatility of our share price.
•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•
Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Each of these input assumptions is subjective, involves a number of variables, uncertainties and assumptions and generally requires significant judgement by management at the time of measurement. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to avail ourselves of this exemption and, therefore, for new or revised accounting standards applicable to public companies, we will be subject to an extended transition period until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of our IPO, which closed on November 2, 2021, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we no longer qualify as an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Sonendo, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sonendo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonendo, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Irvine, California

March 23, 2022

SONENDO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$84,641	$51,722
Accounts receivable, net	2,516	1,934
Inventory	8,150	4,338
Prepaid expenses and other current assets	3,552	901
Total current assets	98,859	58,895
Property and equipment, net	2,366	3,153
Operating lease right-of-use assets	2,746	3,308
Intangible assets, net	2,956	2,208
Goodwill	8,454	8,454
Other assets	118	123
Total assets	$115,499	$76,141
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,061	$1,930
Accrued expenses	4,758	3,247
Accrued compensation	3,376	3,714
Operating lease liabilities	975	802
Term loan	—	28,352
Other current liabilities	2,482	2,756
Total current liabilities	14,652	40,801
Warrant liabilities	—	1,914
Operating lease liabilities, net of current	1,730	2,449
Term loan, net of current	26,496	—
Forward obligation	—	2,750
Other liabilities	558	776
Total liabilities	43,436	48,690
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; authorized — none as of December 31, 2021 and 17,528,207 shares as of December 31, 2020; issued and outstanding — none as of December 31,2021 and 17,031,887 shares as of December 31, 2020; aggregate liquidation preference — none as of December 31, 2021 and $282,198 as of December 31, 2020	—	281,342
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized —10,000,000 shares as of December 31, 2021 and none as of December 31, 2020; issued and outstanding - none as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares as of December 31, 2021 and 21,643,836 shares as of December 31, 2020; issued — 26,336,536 shares as of December 31, 2021 and 1,247,024 shares as of December 31, 2020; outstanding — 26,289,847 shares as of December 31, 2021 and 1,200,335 shares as of December 31, 2020	26	2
Additional paid-in-capital	384,132	9,703
Accumulated deficit	(312,044)	(263,545)
	72,114	(253,840)
Less: Treasury stock	(51)	(51)
Total stockholders’ equity (deficit)	72,063	(253,891)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$115,499	$76,141

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Product revenue	$25,811	$17,338
Software revenue	7,386	6,013
Total revenue	33,197	23,351
Cost of sales	24,861	19,466
Gross profit	8,336	3,885
Operating expenses:
Selling, general and administrative	33,913	26,695
Research and development	18,568	20,461
Change in fair value of contingent earnout	261	(473)
Total operating expenses	52,742	46,683
Loss from operations	(44,406)	(42,798)
Other income (expense), net:
Interest and financing cost, net	(4,214)	(3,961)
Change in fair value of warrant liabilities	71	346
Change in fair value of forward obligation	52	(250)
Loss before income tax expense	(48,497)	(46,663)
Income tax expense	(2)	(2)
Net loss and comprehensive loss	$(48,499)	$(46,665)
Net loss per share attributable to common stock – basic and diluted	$(8.52)	$(39.02)
Weighted-average shares outstanding – basic and diluted	5,694,594	1,195,944

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except shares amount)

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	17,031,887	281,342	1,179,296	2	(51)	8,015	(216,880)	(208,914)
Exercise of stock options	—	—	21,039	—	—	44	—	44
Stock-based compensation	—	—	—	—	—	1,644	—	1,644
Net loss	—	—	—	—	—	—	(46,665)	(46,665)
Balance at December 31, 2020	17,031,887	281,342	1,200,335	2	(51)	9,703	(263,545)	(253,891)
Conversion of convertible preferred stock into common stock on initial public offering	(17,031,887)	(281,342)	17,031,887	17	—	281,325	—	281,342
Settlement of outstanding forward obligation into common stock on initial public offering	—	—	224,842	—	—	2,698	—	2,698
Issuance of common stock in initial public offering, net of discounts and offering costs of $9.8 million	—	—	7,800,000	7	—	83,785	—	83,792
Reclassification of convertible preferred stock warrant into common stock warrant on initial public offering						3,978		3,978
Exercise of stock options	—	—	79,472	—	—	271	—	271
Stock-based compensation	—	—	—	—	—	2,372	—	2,372
Net loss	—	—	—	—	—	—	(48,499)	(48,499)
Balance at December 31, 2021	—	$—	26,336,536	$26	$(51)	$384,132	$(312,044)	$72,063

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,499)	$(46,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,426	2,079
Amortization of intangible assets	586	531
Amortization of right-of-use lease assets	985	957
Stock-based compensation	2,372	1,644
Change in fair value of warrant liabilities	(71)	(346)
Amortization of debt issuance costs	778	807
Loss on disposal of assets	2	57
Change in fair value of forward obligation	(52)	250
Change in fair value of contingent earnout	261	(473)
Changes in operating assets and liabilities:
Accounts receivable, net	(582)	707
Inventory	(3,812)	2,379
Prepaid expenses and other assets	(2,646)	156
Accounts payable	1,128	(369)
Accrued expenses and other liabilities	(71)	(1,850)
Deferred revenue	(72)	222
Accrued compensation	(338)	1,370
Net cash used in operating activities	(48,605)	(38,544)
Cash flows from investing activities:
Purchases of property and equipment	(638)	(916)
Acquisition of intangible assets	(1,335)	—
Net cash used in investing activities	(1,973)	(916)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	84,390	—
Proceeds from exercise of common stock options	271	44
Payment of contingent consideration	(667)	(987)
Borrowing on Small Business Administration loan	—	5,138
Repayment on Small Business Administration loan	—	(5,138)
Principal repayments on finance lease	(47)	(40)
Payments of debt issuance costs	(450)	—
Net cash provided by (used in) financing activities	83,497	(983)
Net increase (decrease) in cash and cash equivalents	32,919	(40,443)
Cash and cash equivalents at beginning of year	51,722	92,165
Cash and cash equivalents at end of year	$84,641	$51,722

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$2	$—
Interest	$3,445	$3,446
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$424	$3,082
Conversion of convertible preferred stock into common stock on initial public offering	$281,342	$—
Settlement of outstanding forward obligation into common stock on initial public offering	$2,698	$—
Reclassification of convertible preferred stock warrant into common stock warrant on initial public offering	$3,978	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of Sonendo and its wholly-owned subsidiaries, Pipstek, LLC and TDO Software, Inc. (“TDO”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions among the consolidated entities have been eliminated in consolidation. The Company had no foreign-based operations during any of the years presented in the accompanying consolidated financial statements.

Initial Public Offering and Reverse Stock Split

On October 20, 2021, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-1.825 basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants and forward obligation issued for preferred stock, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split was effected on October 22, 2021.

On November 2, 2021, the Company completed its initial public offering (“IPO”) of 7.8 million shares of its common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were $83.8 million. On November 2, 2021, the Company amended and restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, upon the closing of the IPO, all 17,031,887 outstanding shares of the Company’s convertible preferred stock were converted into an equal number of shares of common stock, 224,842 shares of common stock were issued in connection with the settlement of the outstanding forward obligation, and 331,503 shares of the warrants to purchase shares of convertible preferred stock were converted into equal number of warrants to purchase shares of common stock. The amended and restated certificate of incorporation defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Liquidity and Management’s Plans

As of December 31, 2021, the Company had cash and cash equivalents of $84.6 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of December 31, 2021 had an accumulated deficit of $312.0 million. During the year ended December 31, 2021, the Company incurred net losses of $48.5 million and used $48.6 million of cash and cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing

Notes to Consolidated Financial Statements — (Continued)

operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements.

COVID-19

The COVID-19 pandemic negatively impacted the Company's operations, revenue and overall financial condition in 2021 and 2020, and may negatively impact its operations, revenue, and overall financial condition in the future if new and more transmissible variants emerge.

For a period of time during 2020, U.S federal, state and local governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures (including root canal procedures) and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel toward the treatment of COVID-19 patients. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions began to be lifted in 2021, the Company continued to experience disruptions to its business, including as a result of customers' continuing reluctance to start root canal procedures in light of the continuing risk posed by the virus. The Company's customers, including endodontists, experienced significant financial hardship and some of them may never fully recover.

The number of root canal procedures performed during 2020 and 2021 decreased as a result of the COVID-19 pandemic, and consequently impacted the Company's ability to sell the GentleWave System. The Company also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use the GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic has also resulted in, and may continue to result in, significant disruption to the global financial markets, reducing the Company's ability to access capital, which could in the future negatively affect the Company's liquidity.

While COVID-19 cases have decreased in 2022, primarily as a result of more individuals being vaccinated, the duration and ultimate economic impact of the COVID-19 pandemic on the Company's business remains uncertain at this time. The Company expects that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant, would have a negative impact on its operations, revenue and overall financial condition.

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

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting

Notes to Consolidated Financial Statements — (Continued)

standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption and, therefore, for new or revised accounting standards applicable to public companies, the Company will be subject to an extended transition period until those standards would otherwise apply to private companies.

Notes to Consolidated Financial Statements — (Continued)

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

Cash Equivalents

The Company's cash equivalents represent highly liquid investments in money market funds with an original maturity of three months or less at the date of purchase that can be liquidated without prior notice or penalty.

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company has established guidelines to mitigate such potential risks by maintaining the Company’s cash balances with entities that management believes possess high credit quality to limit the amount of credit exposure. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution domiciled in the United States. Cash and cash equivalents can exceed amounts insured by the Federal Deposit Insurance Corporation of up to $250,000. The Company has not experienced any losses in its accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents. The primary objectives of the Company’s investment portfolio are the preservation of capital and maintenance of liquidity.

The Company believes any concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. No individual customer accounted for more than 10% of sales or accounts receivable in 2021 or 2020.

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

Accounts Receivable, Net

Notes to Consolidated Financial Statements — (Continued)

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. The Company’s allowance for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company’s estimate of current expected credit losses was immaterial as of December 31, 2021 and 2020, respectively, and there were immaterial write-offs.

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

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. The Company records depreciation over the estimated useful lives of the assets, typically three to five years, using the straight-line method, and amortizes leasehold improvements using a straight-line method over the shorter of the estimated economic lives or the related remaining lease term. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong the useful lives of the assets, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the “Commencement Date”) based on the present value of lease payments over the lease term. At the inception of a contract, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present.

Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected the practical expedient to exclude short-term agreements of less than 12 months from capitalization and not to separate lease and non-lease components. The Company enters into various operating leases for office space. The leases expire at various dates, have various options to renew, and may contain escalation provisions.

Rent expense on cancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the accompanying consolidated balance sheets. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. The key estimates for the Company’s leases include the incremental borrowing rate used to determine the present value of lease payments and the lease term. The Company’s leases

Notes to Consolidated Financial Statements — (Continued)

generally do not include an implicit rate; therefore, management establishes a rate of interest the Company would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

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

The Company’s annual evaluation for impairment of goodwill consists of the software reporting unit from which the goodwill originated. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of December 31, 2021 using a qualitative assessment and determined that no impairment existed.

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

The Company evaluates its intangible assets with finite lives for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. An impairment analysis is subjective and assumptions regarding future

Notes to Consolidated Financial Statements — (Continued)

growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis. No indicators of impairment were identified in the years ended December 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, accounts receivable, accounts payable, operating lease liabilities, warrant liabilities, forward obligation, contingent earnout, and a term loan. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 – Observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities the Company has the ability to access.

Level 2 – Inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 – Unobservable inputs that are significant to the fair value measurement and reflect the reporting entity’s use of significant management judgment and assumptions when there is little or no market data. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. These include the Black-Scholes option-pricing model which uses inputs such as expected volatility, risk-free interest rate and expected term to determine fair market valuation.

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

Warrant Liabilities

The Company recognizes freestanding warrants to purchase shares of its convertible preferred stock as a liability recognized at fair value as these warrant instruments are embedded in contracts that may be cash settled. The redeemable convertible preferred stock warrants were issued for no cash consideration as detachable freestanding instruments but can be converted to convertible preferred stock at the holder’s option based on the exercise price of the warrant. However, the deemed liquidation provisions of the convertible preferred stock are considered contingent redemption provisions that are not solely within the control of the Company. Therefore, the convertible preferred stock was classified in temporary equity on the accompanying consolidated balance sheets, and the warrants to purchase the convertible preferred stock were classified as liabilities as of December 31, 2020.

The warrants were recorded on the accompanying consolidated balance sheets at their fair value on the date of issuance and subject to re-measurement at each balance sheet date. Changes in fair value for warrants classified as liabilities were recognized as a component of other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss. The Company estimated the fair value of these liabilities using

Notes to Consolidated Financial Statements — (Continued)

option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate.

Pursuant to the terms of the warrants, on conversion of the class of convertible preferred stock underlying the warrant into common stock in connection with the Company’s IPO, the warrants automatically became exercisable for shares of the Company’s common stock, were no longer redeemable or subject to remeasurement, and were reclassified as a component of equity.

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

Product revenue is generated from sales of the GentleWave console and related procedure instruments and accessories. Software revenue is generated from sales of TDO’s The Digital Office endodontist practice management software licenses. The Company’s products are sold primarily in the United States directly to customers through its field sales force.

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

Notes to Consolidated Financial Statements — (Continued)

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for good or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Extended service contracts	$251	$271
Subscription software licenses	520	572
Total contract liabilities	771	843
Less: long-term portion	—	5
Contract liabilities – current	$771	$838

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the contract liability beginning balance of each year was $0.8 million and $0.6 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2021	2020
	(in thousands)
Product revenue recognized at a point in time	$25,025	$16,857
Product revenue recognized over time	786	481
Software revenue recognized at a point in time	851	997
Software revenue recognized over time	6,535	5,016
Total	$33,197	$23,351

Shipping and handling costs

All customer related shipping and handling costs are expensed as incurred and are charged to cost of sales. Charges to customers for shipping and handling are credited to revenue.

Advertising costs

All advertising costs are expensed as incurred. Advertising costs incurred and recorded in the accompanying consolidated statements of comprehensive loss during each of the years ended December 31, 2021 and 2020 were approximately $0.3 million.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the years ended December 31, 2021 and 2020, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty expenses expected to be incurred within 12 months from the date of sale are classified as other current liabilities while those expected to be incurred after 12 months from the date of sale are classified as other liabilities in the accompanying consolidated balance sheets. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$1,584	$3,447
Provision for warranties issued	1,515	996
Warranty costs incurred	(1,479)	(2,859)
Balance at end of period	$1,620	$1,584
Current portion	$1,132	$1,202
Non-current portion	488	382
Total	$1,620	$1,584

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheets.

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

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based compensation costs are calculated based on the estimated fair value of the underlying option using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense in the accompanying consolidated statement of comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of the Company’s common stock, stock price volatility, and expected term:

•
Prior to the Company's IPO, given the absence of a public trading market, the fair value of the Company’s common stock was determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed was comparable to the Company’s operations; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock;
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
•
Expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as the Company has limited trading history of its common stock and limited data regarding company‑specific historical or implied volatility of its share price.

No compensation cost is recognized for awards with performance conditions until that condition is probable of being met. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes.

Notes to Consolidated Financial Statements — (Continued)

The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history and reliability of forecasting.

The Company is required to file federal and state income tax returns in the United States. The preparation of state tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company follows the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As applicable, the Company recognizes accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to its IPO, the Company considered all series of its convertible preferred stock to be participating securities as the holders of such stock have the right to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. Prior to the IPO, under the two-class method, the net loss attributable to common stockholders was not allocated to the convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is calculated by dividing net loss attributable to Company’s stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. As applicable, for purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive securities are anti-dilutive.

Recent Accounting Updates

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Recent Accounting Updates Not Yet Effective

Notes to Consolidated Financial Statements — (Continued)

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. This will be effective for the Company as an emerging growth company as defined by the SEC for fiscal years beginning after December 15, 2021, which for the Company is the first quarter of 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This will be effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, which for the Company is the first quarter of 2024, with early adoption permitted beginning first quarter of 2021. The Company is currently assessing the impact of the adoption of this standard on its financial statements as well as whether to early adopt the new standard.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This will be effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early application is permitted, including application in an interim period as of the beginning of the fiscal year that includes that interim period. The ASU should be applied prospectively. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

3. Balance Sheet Components

Inventory

Inventory as of December 31 consisted of the following:

	2021	2020
	(in thousands)
Raw materials	$4,911	$2,114
Work in process	270	308
Finished goods	2,969	1,916
Total inventory	$8,150	$4,338

Notes to Consolidated Financial Statements — (Continued)

The Company recorded a reserve for excess and obsolete inventory of $0.7 million and $1.1 million as of December 31, 2021 and 2020, respectively.

Property and equipment, net

Property and equipment, net as of December 31 consisted of the following:

	2021	2020
	(in thousands)
Laboratory and warehouse equipment and tooling	$5,937	$5,120
Computer equipment and software	1,501	1,492
Office furniture and fixtures	1,489	1,489
Leasehold improvements	2,585	2,585
Automobiles	29	29
Construction in progress	418	719
	11,959	11,434
Less: accumulated depreciation	(9,593)	(8,281)
Property and equipment, net	$2,366	$3,153

Depreciation expense was $1.4 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. During 2021, approximately $0.1 million depreciation expense was recorded in Cost of sales, $0.8 million was recorded in Selling, general and administrative expenses, and $0.5 million was recorded in Research and development expenses in the consolidated statements of operations and comprehensive Loss. During 2020, approximately $0.5 million depreciation expense was recorded in Cost of sales, $1.2 million was recorded in Selling, general and administrative expenses, and $0.4 million was recorded in Research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Intangible assets, net

Intangible assets as of December 31consisted of the following:

	2021
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$768	$1,677
Customer relationships (7 years)	2.8	1,910	875	1,035
Tradenames (10 years)	0.8	360	116	244
Total intangible assets	7.6	$4,715	$1,759	$2,956

	2020
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 years)	1.6	$1,110	$490	$620
Customer relationships (7 years)	4.0	1,910	603	1,307
Tradenames (10 years)	1.1	360	79	281
Total intangible assets	6.7	$3,380	$1,172	$2,208

During 2021 and 2020, the Company did not record any impairment charges related to intangible assets.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $0.6 million and $0.5 million in the years ended December 31, 2021 and 2020, respectively. During 2021, approximately $0.2 million amortization expense was recorded in Cost of sales and $0.4 million was recorded in Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. During 2020, approximately $0.2 million amortization expense was recorded in Cost of sales and $0.3 million was recorded in Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of December 31, 2021:

Future Intangible Asset Amortization Expenses
(in thousands)
2022	$664
2023	618
2024	442
2025	386
2026	170
Thereafter	676
Total future amortization expense	$2,956

Accrued Expenses

Accrued expenses as of December 31 consisted of the following:

	2021	2020
	(in thousands)
Vendor invoices	$2,779	$2,232
Other accrued expenses	1,979	1,015
Total accrued expenses	$4,758	$3,247

Other Current Liabilities

Other current liabilities as of December 31 consisted of the following:

	2021	2020
	(in thousands)
Finance lease liability	$55	$47
Contingent earnout	524	667
Warranty liability	1,132	1,202
Other current liabilities	771	840
Total other current liabilities	$2,482	$2,756

Other Liabilities

Other liabilities as of December 31 consisted of the following:

	2021	2020
	(in thousands)
Non-current finance lease liability	$70	$125
Non-current contingent earnout	—	263
Other non-current liabilities	488	388
Total other liabilities	$558	$776

Notes to Consolidated Financial Statements — (Continued)

4. Fair Value of Financial Instruments

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at December 31:

	2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$84,102	$84,102	$—	$—
Liabilities:
Contingent earnout	$524	$—	$—	$524

	2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$50,897	$50,897	$—	$—
Liabilities:
Warrants	$1,914	$—	$—	$1,914
Forward obligation	$2,750	$—	$—	$2,750
Contingent earnout	$930	$—	$—	$930

Recurring liabilities included in Level 3 for the years presented consisted of preferred stock warrants, a forward obligation to transfer shares of Series D preferred stock, and a contingent earnout.

The following tables present the rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs:

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2020	$1,914	$2,750	$930	$5,594
Payment of contingent earnout	—	—	(667)	(667)
Addition	2,135	—	—	2,135
Change in fair value	(71)	(52)	261	138
Reclassification to equity upon initial public offering	(3,978)	—	—	(3,978)
Settlement of forward obligation into common stock on initial public offering	—	(2,698)	—	(2,698)
December 31, 2021	$—	$—	$524	$524

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2019	$2,260	$2,500	$2,390	$7,150
Payment of contingent earnout	—	—	(987)	(987)
Change in fair value	(346)	250	(473)	(569)
December 31, 2020	$1,914	$2,750	$930	$5,594

There were no transfers in or out of Level 3, other than the reclassification of the warrant liability and settlement of forward obligation on the IPO during the year ended December 31, 2021. There were no transfers in or out of Level 3 during the year ended December 31, 2020.

Notes to Consolidated Financial Statements — (Continued)

Warrants

In 2009, the Company executed two convertible note and warrant purchase agreements (the “2009 Notes”) with certain stockholders. The principal and unpaid interest on the 2009 Notes was converted into shares of Series B preferred stock in March 2010. In connection with the 2009 Notes, the Company issued immediately exercisable warrants to the holders to purchase an aggregate of 76,956 shares of the Company’s Series B preferred stock. In 2019, 70,078 of these warrants were exercised in exchange for $0.5 million in cash while the remaining 6,878 warrants expired unexercised.

In December 2013, the Company entered into a $10.0 million term loan facility with Oxford Finance LLC. The term loan was repaid in full in June 2017. In connection with the term loan, the Company issued immediately exercisable warrants to the lender for the purchase of 27,397 shares of the Company’s Series C-1 preferred stock equal to three percent of the aggregate amount funded.

In June 2017, the Company entered into a term loan facility with Perceptive Credit Holdings, LP, which was subsequently amended (see Note 9). Upon funding of the initial loan, and each initial tranche of the amended loans, the Company issued immediately exercisable warrants to the lender for the purchase of 54,793 shares of the Company’s Series D preferred stock, and 249,313 shares of the Company’s Series E preferred stock.

In August 2021, the Company amended its term loan with Perceptive Credit Holdings, LP and issued immediately exercisable warrants to the lender for the purchase of 150,684 shares of the Company’s Series E preferred stock. The fair value at issuance of the Series E preferred stock warrants related to the August 2021 amendment was $2.1 million.

Prior to the Company's IPO in November 2021, the Company recognized warrants to purchase shares of convertible preferred stock as liabilities, reflecting deemed liquidation provisions of the convertible preferred stock considered contingent redemption provisions that were not solely within the Company's control. Upon the closing of the IPO, the contingent redemption provisions were removed with the automatic conversion of the underlying preferred stock to common stock, and the Company revalued the convertible preferred stock warrants and reclassified the liability to stockholders equity. The common stock warrants are no longer subject to remeasurement subsequent to the IPO.

Warrants at December 31 included the following:

			Warrants outstanding		Estimated fair value
Warrants	Number of warrants issued	Exercise price per share	2021	2020	2020
					(in thousands)
Series C-1	27,397	$10.95	27,397	27,397	$225
Series D	54,793	$17.80	54,793	54,793	500
Series E	49,315	$20.08	49,315	49,315	575
Series E	49,314	$20.08	49,314	49,314	614
Series E	150,684	$20.08	150,684	—	—
	331,503		331,503	180,819	$1,914

As of December 31, 2020, warrants fully vested and outstanding had estimated fair values ranging between $7.78 to $12.45. Fair values were determined using the option-pricing model with the following input assumptions for the year ended December 31:

Notes to Consolidated Financial Statements — (Continued)

	2021 (1)	2020
Expected volatility range (weighted average)	78.86% to 87.02% (83.73%)	78.57 to 81.37% (79.91%)
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	0.30% to 1.25% (1.07%)	0.17% to 0.81% (0.65%)
Expected term range (average)	2.35 years to 10.00 years (8.02 years)	3.00 years to 8.77 years (7.26 years)

(1) For period from beginning of the year to completion of the IPO, November 2, 2021

Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

These warrants expire between December 2023 and August 2031.

Forward obligation

In connection with a December 2016 asset acquisition, a portion of the transaction consideration included the issuance of a maximum of 224,842 shares of the Company's Series D Preferred Stock, issued, paid and deliverable upon the earliest to occur of (i) an extraordinary event, as defined in the purchase agreement; (ii) a public offering of any securities of the Company, in which the shares of the Series D preferred stock of the Company are converted in accordance with the then effective certificate of incorporation of the Company, or in connection with which the holders of the Series D preferred stock agree to convert their shares of series D preferred stock into conversion shares, as defined in the purchase agreement; or (iii) the 7th anniversary after the closing of the transaction. The Company measured the estimated value of the shares of Series D Preferred Stock as of the acquisition date based on the estimated fair value of the Series D preferred stock reflecting a discount for marketability. The fair value of the forward obligation was estimated by the Board with input from a third party valuation specialist, based on management estimates and assumptions reflecting the anticipated timing of delivery of the underlying preferred stock and utilizing the probability tree valuation method. This approach calculates estimated fair value by future cash flows attributable to the forward obligation using significant unobservable inputs, including the probabilities of multiple scenarios with individual probabilities ranging from 10% to 40%, and estimates of the timing of the achievement of various liquidity event scenarios.

In connection with the Company’s IPO, the Company settled the forward obligation by issuing 224,842 shares of common stock.

Contingent earnout

In connection with the acquisition of TDO, the Company recorded a liability related to certain contingent earnout provisions, which were based on annual sales of licenses and units, as defined in the stock purchase agreement, for each of the years ending December 31, 2019, 2020, and 2021.

The fair value of the contingent earnout was estimated by management with input from a third party valuation specialist, using a Monte Carlo simulation model consistent with that utilized at the time of acquisition. The valuation utilized certain significant unobservable inputs which included forecast sales projections and discount rate, of 7.6% as of December 31, 2020.

During the year ended December 31, 2021 and 2020, the Company paid $0.7 million and $1.0 million, respectively. As of December 31, 2021, the Company recorded an accrual of $0.5 million for the contingent earnout, which was paid in February 2022. The contingent earnout period ended December 31, 2021, and the Company is not required to make any additional contingent earnout payment.

5. Shareholders’ Equity

Notes to Consolidated Financial Statements — (Continued)

Authorized Shares

On November 2, 2021, the Company amended and restated its certificate of incorporation and bylaws which provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, which are unrelated to the shares of preferred stock that were converted to shares of common stock upon the closing of IPO.

Convertible Preferred Stock

The Company classified convertible preferred stock as temporary equity on the accompanying consolidated balance sheet as of December 31, 2020, as all such preferred stock is redeemable either at the option of the holder or upon an event outside the control of the Company. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in 2019 were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event are distributed in accordance with the liquidation preferences, provided that the holders of preferred stock have not converted their shares into common stock. The Company recorded the issuance of preferred stock at the issuance price less related issuance costs. The Company did not adjust the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event was not probable of occurring as of the end of the reporting period.

The following table summarizes information related to issuance of the Company’s preferred stock as of December 31, 2020:

Preferred Stock Class	Number of Shares Authorized	Shares Issued and Outstanding	Carrying Value(1)	Number of Common Stock Equivalent Shares	Liquidation Preference
			(in thousands)		(in thousands)
Series A-1	730,591	730,591	$500	730,591	$500
Series B	955,573	955,573	6,999	955,573	6,941
Series C	917,554	917,554	9,073	917,554	9,210
Series C-1	1,671,229	1,643,832	17,941	1,643,832	18,000
Series D	4,261,994	3,982,359	70,686	3,982,359	70,847
Series E	8,991,266	8,801,978	176,143	8,801,978	176,700
	17,528,207	17,031,887	$281,342	17,031,887	$282,198

(1) The carrying value reflects the gross proceeds received from the sale of the preferred stock net of issuance costs and the fair value at issuance of preferred stock warrants classified as a liability

Upon the closing of the Company's IPO, all 17,031,887 outstanding shares of the Company’s convertible preferred stock were converted into an equal number of shares of common stock.

6. Stock Based Compensation

2017 and 2021 Incentive Plan

During 2017, the Company adopted a stock option plan (the “2017 Plan”) which replaced the Company’s 2007 stock option plan (the “2007 Plan”). Following the adoption of the 2017 Plan, no stock options were granted under the 2007 Plan. The exercise price of options granted under the 2017 Plan were set at fair market value at the date of the grant as estimated by the Company’s Board with an exercise price of no less than 100% of estimated fair market value on the date of grant.

In connection with its IPO, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"). The types of awards that may be granted under the 2021 Plan include stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units (“RSUs”), stock appreciation

Notes to Consolidated Financial Statements — (Continued)

rights, and other stock or cash awards. Under the 2021 Plan, the vesting of stock awards is typically over four years. Following the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for equity-settled awards by type and financial statement lines included in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31:

	2021	2020
	(in thousands)
Options	$2,258	$1,644
RSUs	114	-
Total stock-based compensation expense	$2,372	$1,644

	2021	2020
	(in thousands)
Cost of sales	$230	$164
Selling, general and administrative	1,574	1,038
Research and development	568	442
Total stock-based compensation expense	$2,372	$1,644

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2021.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$9,575	3.2
RSUs	2,672	3.8
Total unamortized compensation cost	$12,247

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2019	1,861,712	$3.98
Granted	907,997	$7.01
Exercised	(11,104)	$3.82		$35
Forfeited	(511,469)	$4.29
Options outstanding, December 31, 2020	2,247,136	$5.13
Granted	1,130,249	$11.98
Forfeited	(175,030)	$6.44
Exercised	(79,076)	$3.39		$669
Expired	(3,286)	$0.73
Options outstanding, December 31, 2021	3,119,993	$7.59	7.6	$2,325
Options vested and exercisable, December 31, 2021	1,487,143	$4.65	5.8	$2,229
Vested and expected to vest after December 31, 2021	2,918,841	$7.40	7.5	$2,311

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $8.34 per share and $4.57 per share respectively.

The following table summarizes the non-vested stock options as of December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2020	1,112,206	$4.21
Non-vested Options, December 31, 2021	1,632,852	$7.09

The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $2.0 million and $1.3 million respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the year ended December 31, 2021, the Company did not repurchase shares. There was no material amount of shares of common stock subject to repurchase as of December 31, 2021. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. During 2021 and 2020, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2020	—	$—
Granted	338,149	$9.37
RSUs outstanding, December 31, 2021	338,149	$9.37

Fair Value Valuation Assumptions

The fair value of the Company's stock options awards is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions during the year ended December 31:

	2021		2020
	Range	Weighted Average	Range	Weighted Average
Expected volatility	80.49% - 83.14%	81.82%	74.49% - 82.26%	75.42%
Dividend yield	0.00%		0.00%
Risk-free interest rates	0.87% - 1.31%	1.19%	0.27% - 0.83%	0.73%
Expected term (in years)	5.49 - 6.64	6.05	5.00 - 6.60	6.00

The fair value of the Company's RSU awards is determined based upon the closing price of the Company's stock price on the date of grant.

Stock Reserved for Issuance

As of December 31, 2021, 6.5 million shares of common stock were reserved for issuance under the Company's incentive plans.

7. Leases

The Company leases office space under operating leases with expirations ranging from April 2022 to March 2025, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The

Notes to Consolidated Financial Statements — (Continued)

exercise of lease renewal options is at the sole discretion of the Company. Where real estate leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of December 31, 2021, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

The Company has elected the practical expedient to not separate its lease component from non-lease component for its real estate leases. The Company has elected the practical expedient not to apply the lease recognition requirements to short-term leases with an initial term of 12 months or less.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2022	$1,225
2023	1,038
2024	618
2025	104
2026 and thereafter	—
Total future minimum lease payments	2,985
Less: Imputed Interest	(280)
Present value of operating lease liabilities	$2,705
Less: Current portion	975
Long-term operating lease liabilities	$1,730

Weighted average remaining lease term in years	2.71
Weighted average discount rate	7.61%

Variable operating lease expenses consist primarily real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Rent expense	$1,204	$1,122
Short-term lease costs	—	197
Variable lease costs	99	94
Total	$1,303	$1,413

Cash paid for operating leases	$1,206	$1,116

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2021	2020
	(in thousands)
Cost of sales	$219	$239
Selling, general and administrative	1,084	1,174
Total	$1,303	$1,413

8. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the accompanying consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

9. Term Loan

Perceptive loan

On June 23, 2017, the Company entered into an aggregate $20.0 million delayed-draw term loan with Perceptive Credit Holdings, LP (the “Perceptive Loan”). The initial loan of $10.0 million was made in a single borrowing on June 23, 2017. The interest rate for the loan was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25% (11.25% at June 23, 2017 and December 31, 2021). In connection with the Perceptive Loan, the Company issued 54,793 warrants on its Series D Preferred shares (see Note 5).

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

On May 15, 2020, the Company entered into a third amendment to the Perceptive Loan, which allowed the Company to waive the defaults that occurred with the initial grant and subsequent repayment of the Paycheck Protection Program (the “PPP loan”). The Company evaluated the amendment as a modification.

Notes to Consolidated Financial Statements — (Continued)

On October 13, 2020, the Company entered into a fourth amendment to the Perceptive Loan, which amended the Perceptive Loan to remove the required revenue covenant calculation dates of September 30, 2020 and December 31, 2020. The Company accounted for the amendment as a modification.

On August 23, 2021, the Company entered into a fifth amendment to the Perceptive Loan (the “Fifth Amended Perceptive Loan”) which transferred the loan to Perceptive Credit Holdings III, LP and provides two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million. The Fifth Amended Perceptive Loan included warrants to purchase 150,684 shares of Series E Preferred shares at $11.00 per share. The Fifth Amended Perceptive Loan modified the repayment of all outstanding principal to be due at maturity on August 23, 2026. In conjunction with the amendment, the Company paid a closing fee equal to $0.5 million as well as lender’s legal fees and expenses. The Company accounted for the amendment as a modification.

On December 31, 2021, the first tranche of $10.0 million loan expired. The obligation of Perceptive Credit Holdings III, LP to make the second tranche loan is subject to the making of the first tranche. Because the Company did not draw the first tranche, the second tranche due on March 31, 2022 has also been forfeited.

For the year ended December 31, 2021, the effective interest rate of the Perceptive Loan was 14.59%. As of December 31, 2021 and 2020, the fair value of the Perceptive Loan approximates its carrying amount.

Future principal repayments on the Perceptive Loan, as amended, as of December 31, 2021, are as follows:

Principal
(in thousands)
2026	$30,000
Total	$30,000

The amended and restated credit agreement also includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. During the year ended December 31, 2021, the Company was in compliance with all financial covenants and conditions required by the outstanding Perceptive Loan.

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

10. Income Taxes

The income tax provision for the years ended December 31, 2021 and 2020 was immaterial. The effective tax rate was 0% for the years ended December 31, 2021 and 2020 and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes charged to operations was as follows:

	2021	2020
	(in thousands)
Current tax expense
U.S. federal	$—	$—
State and local	2	2
Total current	2	2
Deferred tax expense:
U.S. federal	$—	$—
State and local	—	—
Total deferred	—	—
Total provision for income taxes	$2	$2

Pursuant to Internal Revenue Code ("IRC") Sections 382 and 383 as well as similar state provisions, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership. In general, an “ownership change,” as defined by IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2021. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2021. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the statutory federal income tax rate to loss before provision for income taxes and a reconciliation of the statutory federal rate and the effective rate was calculated as follows:

	Year Ended December 31,
	2021	2020
Tax computed at federal statutory rate	21.00%	21.00%
State income tax - net of federal benefit	3.31%	3.01%
Tax credits	1.13%	1.44%
Change in valuation allowance	(25.51)%	(26.65)%
Stock-based compensation	(0.20)%	(0.22)%
Other deferred adjustments	0.56%	1.51%
Permanent items	(0.29)%	(0.09)%
Income tax provision	0.00%	0.00%

Notes to Consolidated Financial Statements — (Continued)

The significant components that comprised the Company’s net deferred taxes at December 31, 2021 and 2020 are as follows:

	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,731	$60,260
Fixed assets and intangible assets	1,449	1,507
Lease liabilities	660	783
Accruals and reserves	1,178	1,349
Stock-based compensation	864	410
Tax credits	4,763	4,191
State Taxes	3	-
Other	890	49
Gross deferred tax assets	80,538	68,549
Less: valuation allowance	(79,476)	(64,211)
Net deferred tax assets	1,062	4,338
Deferred tax liabilities:
Fixed assets and intangible assets	(392)	(605)
Right-of-use assets	(670)	(773)
State Taxes	-	(2,960)
Total gross deferred tax liabilities:	(1,062)	(4,338)
Net deferred tax asset (liability)	$—	$—

The tax effects of items that give rise to significant portions of deferred tax assets are primarily net operating loss carryforwards. The Company evaluates the recoverability of deferred tax assets and assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all the evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been recorded to offset the net deferred tax asset as realization of such asset is uncertain.

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $79.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $287.6 million and $245.4 million, respectively and state net operating loss carryforwards of $173.4 million and $145.0 million, respectively. The federal and state loss carryforwards begin to expire in 2026, unless previously utilized. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore $170.5 million of federal net operating loss carryforwards will not expire. As of December 31, 2021 and 2020, the Company also had federal research and development tax credit carry-forwards of approximately $3.3 million and $2.9 million, respectively and state research and development tax credit carry-forwards of approximately $3.9 million and $3.4 million, respectively. The federal research and development tax credits will begin to expire in 2032. The California research and development tax credits carry-forward indefinitely.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities recorded for uncertain tax positions but does have unrecognized tax benefits of $1.8 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2021. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years due to the net operating loss carryforwards. The Company files a federal U.S. tax return and several U.S. state income tax returns with varying statues of limitations.

Notes to Consolidated Financial Statements — (Continued)

The following changes occurred in the amount of unrecognized tax benefits:

	2021	2020
	(in thousands)
Gross unrecognized tax benefits at the beginning of the year	$1,575	$1,311
Increases related to current year tax positions	204	251
Increases related to prior year tax positions	12	13
Gross unrecognized tax benefits at the end of the year	$1,791	$1,575

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. While the CARES Act provides sweeping tax changes in response to the pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company does not believe that the CARES Act will have a material impact on its financial position, results of operations, or cash flows.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, which extended many of the benefits of the CARES Act that were scheduled to expire. The Company is evaluating the impact of the Consolidated Appropriations Act on its financial statements and related disclosures and does not expected a material impact.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 in 2020.

11. Related-Party Transactions

During the years ended December 31, 2021 and 2020, the Company incurred an immaterial amount and $0.2 million, respectively, for facility space, finance and accounting services and other general and administrative support services to a company owned and operated by a stockholder, who is also a member of the Company’s Board. The transactions are recorded as selling, general and administrative expenses on the consolidated statements of comprehensive loss.

During each of the years ended December 31, 2021 and 2020, the Company paid $0.2 million for facility space and other general and administrative support services to a company owned and operated by the former owner of TDO who is now an employee of the Company. The transactions were recorded as selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss. Amounts payable as of December 31, 2021 and 2020 are not material.

During the years ended December 31, 2021 and 2020, the Company paid $0.7 million and $1.0 million, respectively, of the contingent earnout to the former owner of TDO. See Note 4 for further discussion of contingent earnout payment.

12. Segment Information

The Company operates and reports its results in two business segments, Product and Software. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by CODM for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measures of the Company’s reportable segments is primarily

Notes to Consolidated Financial Statements — (Continued)

income (loss) from operations. Income (loss) from operations for each segment includes all revenues, related cost of net revenues, gross margin and operating expenses directly attributable to the segment.

The Company’s Product segment includes GentleWave System console and related accessories and instruments. The GentleWave System offers a novel approach to root canal therapy, using advanced fluid dynamics, broad-spectrum acoustic energy and accelerated chemistry to deliver optimal cleaning and disinfection of the root canal system.

The Company’s Software segment includes selling traditional software licenses for practice management software to enable an integrated digital office for endodontists as well as Software-as-a-Service subscriptions for the software.

The following tables present the Company’s segment information as of and for the years ended December 31:

	2021			2020
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$25,811	$7,386	$33,197	$17,338	$6,013	$23,351
Cost of sales	21,992	2,869	24,861	17,152	2,314	19,466
Gross profit	3,819	4,517	8,336	186	3,699	3,885
Gross margin	15%	61%	25%	1%	62%	17%
Operating expenses:
Selling, general and administrative	31,781	2,132	33,913	24,794	1,901	26,695
Research and development	16,959	1,609	18,568	19,027	1,434	20,461
Change in fair value of contingent earnout	261	—	261	(473)	—	(473)
Total operating expenses	49,001	3,741	52,742	43,348	3,335	46,683
Income (loss) from operations	$(45,182)	$776	$(44,406)	$(43,162)	$364	$(42,798)

Depreciation:

	2021	2020
	(in thousands)
Product	$1,409	$2,059
Software	17	20
Total	$1,426	$2,079

Segment Assets:

	2021	2020
	(in thousands)
Product	$104,588	$64,021
Software	10,911	12,120
Total	$115,499	$76,141

Notes to Consolidated Financial Statements — (Continued)

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands, except shares and per share data)
Numerator:
Net loss attributable to common stock holders	$(48,499)	$(46,665)
Denominator:
Weighted-average shares outstanding – basic and diluted	5,694,594	1,195,944
Net loss per share – basic and diluted	$(8.52)	$(39.02)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Convertible preferred stock	—	17,031,887
Stock options	3,119,993	2,247,136
RSUs	338,149	—
Warrants	331,503	180,819
Forward obligation	—	224,842
Total	3,789,645	19,684,684

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors as of March 16, 2022.

Name	Age	Position
Executive Officers
Bjarne Bergheim	48	President, Chief Executive Officer and Director
Roy T. Chen	56	Chief Talent Officer
Jacqueline Collins	53	Vice President, General Counsel
Mehrzad Khakpour, PhD	45	Chief Technology Officer
Andrew Kirkpatrick	58	Chief Operating Officer
Michael J. Smith	41	Chief Commercial Officer
Michael P. Watts	53	Chief Financial Officer
Non-Employee Directors
Anthony P. Bihl III	65	Chairman of the Board
Carolyn Beaver	64	Director
Olav Bergheim	71	Director
Cory A. Eaves	52	Director
Paul S. Madera	65	Director
Karen K. McGinnis	55	Director
Raj Pudipeddi	49	Director
Sadie Stern	47	Director

Executive Officers

Bjarne Bergheim has served as our Chief Executive Officer and President and as a member of our board of directors since 2008. Mr. Bergheim was our first employee and previously served as our Chief Operating Officer from 2006 to 2008. Prior to joining us, Mr. Bergheim was a co-founder and a member of the management team of Fjord Ventures, LLC, a life science accelerator located in Laguna Hills, California focused on building and operating companies in the medical device, diagnostic and biopharmaceutical sectors. Previously, Mr. Bergheim was the first employee of 3F Therapeutics, Inc., which was acquired by ATS Medical and later by Medtronic, Inc. At 3F Therapeutics, Inc., Mr. Bergheim was responsible for building the research and development organization and also invented one of the trans-apical heart-valve delivery platforms. Mr. Bergheim received a B.S. in mechanical engineering from the University of California, Irvine and an M.S. in mechanical engineering from the California Institute of Technology. Mr. Bergheim also studied cardiovascular and biomedical engineering at NTNU, Norway in collaboration with Stanford University and California Institute of Technology. We believe Mr. Bergheim’s extensive management experience in the medical device industry, and his understanding of our business, operations and strategy qualify him to serve as our Chief Executive Officer and on our board of directors.

Roy T. Chen has served as our Chief Talent Officer since January 2018. From May 2012 to December 2017, Mr. Chen served as Vice President, Human Resources of Nobel Biocare USA LLC a division of Danaher Inc. From 2007 to 2012, Mr. Chen was Executive Vice President Human Resources for Sybron Dental Specialties, a manufacturer of dental and medical products. Mr. Chen also worked at Johnson & Johnson for 16 years in a variety of Operations, Commercial and Human Resources roles. Mr. Chen currently serves on the board of directors of Ronald McDonald House Charities of Southern California. Mr. Chen received a B.A. in economics from Rutgers University, a B.S. in industrial engineering from Rutgers College of engineering and an M.S. in technology management from Stevens Institute of Technology.

Jacqueline Collins has served as our Vice President, General Counsel since October 2018. From December 2002 to February 2017, Ms. Collins served as the Vice President, General Counsel of Nobel Biocare North America, a subsidiary of Danaher, Inc. and a large dental implant and digital dentistry medical device manufacturer. From April 2014 to January 2016, Ms. Collins also served as the Head of Global Intellectual Property of Nobel Biocare Holding

AG. Ms. Collins received a B.A. in political science from the University of Oregon, an M.A. in political science from Rutgers University, Eagleton Institute of Politics, and a J.D. from the University of Oregon School of Law.

Mehrzad Khakpour, Ph.D. has served as our Chief Technology Officer since September 2020. Dr. Khakpour previously served as our Vice President, R&D, from April 2016 to August 2020 and, from June 2008 to March 2016, Dr. Khakpour held several positions including Senior R&D Engineer and R&D Manager and R&D Director. Dr. Khakpour received a B.S. in mechanical engineering from Sharif University of Technology, an M.S. in mechanical engineering from the University of Minnesota and a Ph.D. in mechanical engineering from the University of California, Riverside. His areas of research have included nanoparticle dynamics in turbulent reacting flows as well as cardiovascular fluid dynamics.

Andrew Kirkpatrick has served as our Chief Operating Officer since January 2020. From August 2007 to December 2019, Mr. Kirkpatrick served as the Chief Operating Officer of Accuray, Inc.("Accuray"), a publicly traded global provider of cancer treatment technologies. Prior to Accuray, Mr. Kirkpatrick held a wide range of roles in manufacturing, service, product management and M&A at several technology companies. Mr. Kirkpatrick began his career as a nuclear engineer and submarine officer in the US Navy. From January 2011 to January 2017, Mr. Kirkpatrick served as a member of the board of directors of the Ronald McDonald House at Stanford University. He currently serves on the board of directors of Tau Science, Inc., a solar energy equipment supplier. Mr. Kirkpatrick received a B.S. in mechanical engineering from the US Naval Academy and an M.B.A. from the University of California, Berkeley, Haas School of Business.

Michael J. Smith has served as our Chief Commercial Officer since June 2021. From March 2017 to June 2021, Mr. Smith served as Vice President of Global Product, Marketing, Innovation and Ortho Channel at Align Technology Inc., the manufacturer of the Invisalign system and previously as their Director of Sales for EMEA. From June 2014 to March 2017, Mr. Smith served as a co-founder and director of Developed Edge Ltd. (UK), a specialist training and development organization that works exclusively with medical companies. Previously, Mr. Smith has served in a range of sales, marketing and management roles at Vygon UK (a manufacturer to single-use medical devices) and DePuy Synthes, Inc. (Johnson & Johnson’s orthopedic company). Mr. Smith received a B.S. in biochemistry from the University of Leeds, United Kingdom, and an M.B.A. from the Warwick Business School, United Kingdom.

Michael P. Watts has served as our Chief Financial Officer since November 2017. From March 2013 to October 2017, Mr. Watts served as the Chief Financial Officer of The HydraFacial Company, a manufacturer and marketer of non-invasive equipment and consumables used in aesthetic skin health treatments. From August 2011 to March 2013, Mr. Watts served as Senior Finance Director at Sybron Dental Specialties, a dental manufacturer and supplier. From October 2007 to July 2011, Mr. Watts served as the Vice President of Finance and New Business Development at Zimmer Spine, a division of Zimmer Holdings, Inc. Prior to this, Mr. Watts worked for Johnson and Johnson from April 1998 to October 2007, where he held several financial leadership positions. Mr. Watts began his career in public accounting and is a Certified Public Accountant (Massachusetts). Mr. Watts received a B.S. in accounting from the University of Massachusetts and an M.S. from Bentley College.

Non-Employee Directors and Director Nominees

Anthony P. Bihl III has served as a member of our board of directors since June 2020. Prior to joining our board of directors, Mr. Bihl served as Chief Executive Officer and a member of the board of managers of Bioventus, LLC from December 2013 to April 2020. From June 2011 through June 2012, Mr. Bihl was Group President of American Medical Systems ("AMS"), a subsidiary of Endo Pharmaceuticals. Mr. Bihl was President, Chief Executive Officer and a director of AMS from April 2008 until Endo acquired AMS in June 2011. Mr. Bihl also served as Chief Executive Officer of the Diagnostics Division of Siemens Medical Solutions from January to November 2007, and as President of the Diagnostics Division of Bayer HealthCare from 2004 through 2006.

Mr. Bihl is currently Chairman of the board of directors of Spectral Medical, Inc., a publicly-traded Canadian company and has served as a member of the board of directors of Spectral Medical, Inc. since April 2008. In addition, since July 2020, Mr. Bihl has served on the board of directors of Meridian Bioscience Inc. From March 2016 to May 2020, Mr. Bihl served as a member of the board of directors of Nuvectra Corporation and, prior to March 2016, served on the board of directors of Integer Holdings Corporation before it spun off Nuvectra. In addition to the foregoing, Mr. Bihl also serves and has served on the board of directors for several privately held companies, and is a member of the board of directors of the Arthritis Foundation. Mr. Bihl received a B.S. in business administration from the Pennsylvania State University. We believe that Mr. Bihl is qualified to serve on our board of directors due to his extensive experience in finance, operations and business unit leadership across the global medical device market and his experience serving on the board of directors of other companies.

Carolyn Beaver has served as a member of our board of directors since October 2021. Ms. Beaver has served as a director and member of the audit committee of MaxLinear, Inc. since December 2018 and as the chair of its audit committee since February 2021, and as a director and chair of the audit committee and member of the compensation and nominating and governance committees of MediciNova, Inc. since October 2020. Ms. Beaver served as a director of Organovo Holdings, Inc. from February 2019 to September 2020, where she chaired the audit committee and was a member of the nominating and corporate governance committee from September 2019 to September 2020. Ms. Beaver was a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver previously held several positions at Sequenom Inc., a life sciences testing company, including Chief Financial Officer and Senior Vice President from March 2015 to October 2016, Chief Financial Officer from June 2014 to March 2015, and Vice President and Chief Accounting Officer from June 2012 to June 2014. In addition, Ms. Beaver previously served as Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005, a position she held until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She also served as interim Chief Financial Officer of Beckman Coulter from July 2006 through October 2006. Ms. Beaver served as an audit partner with KPMG LLP from 1987 to 2002. Ms. Beaver received a B.S. in business administration from California State Polytechnic University, Pomona. We believe Ms. Beaver’s extensive financial and accounting experience, as well as her role as a member of the board for multiple healthcare technology companies qualify her to serve on our board of directors.

Olav Bergheim has served as a member of our board of directors since he co-founded our company in June 2006. Mr. Bergheim has over 30 years of experience in creating and managing life science companies. In addition to co-founding our company, he is a founder of Volcano Corporation, 3F Therapeutics (acquired by Medtronic), Glaukos Corporation, Vessix Corporaton, Adagio Medical, Inc., YAP Therapeutics, Inc., Anaxiom Corporation, Kato Pharmaceutical, Inc., Otello Medical, Inc., Prelude Corporation and Metronom Health, Inc. Mr. Bergheim is also the founder and principal partner of Fjord Ventures LLC, a life science accelerator located in Laguna Hills, California. Prior to starting Fjord Ventures in 2005, Mr. Bergheim spent 10 years at Domain Associates LLC as a company creator and general partner. Prior to Domain, Mr. Bergheim served as a Corporate Vice President of Baxter Healthcare, where he spent 18 years in leadership and operating roles at U.S. and international locations. Mr. Bergheim previously served on the board of directors of Glaukos Corporation from 1999 to 2016, Volcano Corporation from 1999 to 2009 and Vessix Corporation from 2006 to 2012. Mr. Bergheim also serves and has served on the board of directors for several privately held companies, including Metronom Health, Inc., Prelude Corporation, Adagio Medical, Inc., Kato Pharmaceuticals, Inc., Anaxiom Corporation, Otello Medical, Inc. and YAP Therapeutics, Inc. Mr. Bergheim received a B.S. and an M.S. in pharmacy from the University of Oslo and completed the Executive M.B.A. program at the University of Virginia’s Darden School of Business. We believe Mr. Bergheim’s role as a founder of our company, combined with his more than 30 years of experience in founding and managing life science companies qualify him to serve on our board of directors.

Cory A. Eaves has served as a member of our board of directors since September 2019. Mr. Eaves is an Operating Partner at General Atlantic LLC, providing strategic support and advice to the firm’s investment teams and portfolio companies with a focus on technology, operations and digital transformation. Before joining General Atlantic LLC in 2009, he was Executive Vice President, Chief Technology Officer and Chief Information Officer at Misys plc. Prior to this, he served as Chief Technology Officer of SSA Global, a global enterprise software provider. Mr. Eaves currently serves on the board of directors of Caremetx, LLC (since February 2021), and previously served on the boards of directors of CitiusTech Healthcare Technology Private Limited from March 2014 to September 2016 and eviCore Healthcare from March 2014 to December 2017. He currently serves as chairman of the board for the Marfan Foundation and advisor for NetHope. Mr. Eaves received a B.S. in electrical engineering from the University of Iowa and an M.B.A. from Babson College, and is a graduate of the Harvard Business School’s Advanced Management Program. We believe that Mr. Eaves is qualified to serve on our board of directors due to his extensive experience as a venture capital investor and the member of the board of multiple healthcare technology companies.

Paul S. Madera has served on our board of directors since September 2014. Mr. Madera is Managing Director of Meritech Capital Partners, a position he has held since he joined the fund in 1999. Prior to Meritech, Mr. Madera was an investment banker with Montgomery Securities and Morgan Stanley, and he served in the US Air Force as an Instructor Pilot. Mr. Madera currently serves on the boards of directors of several privately held companies, including DataStax, Inc., Filevine, Inc., ForgeRock, Inc., Icertis, Inc., Kinetica DB Inc. and Yubico AB. He also serves on the boards of directors of the Air Force Academy Foundation and on the board of trustees of the Stanford Graduate School of Business. Mr. Madera received a B.S. from the US Air Force Academy, and an M.B.A. from The Stanford Graduate School of Business. We believe that Mr. Madera is qualified to serve on our board of directors due to his extensive experience as a venture capital investor and the member of the board of multiple technology companies.

Karen K. McGinnis, C.P.A. has served on our board of directors since October 2021. Ms. McGinnis has served as director of Alphatec Holdings, Inc. since June 2019, of Absci Corp since August 2020 and of Biosplice Therapeutics, Inc. since March 2021. From November 2017 to April 2021, Ms. McGinnis served as Vice President and Chief Accounting Officer of Illumina, Inc. Ms. McGinnis previously served as the Chief Executive Officer and President of Mad Catz Interactive Inc. from February 2016 to March 2017 and as Chief Financial Officer from June 2013 to February 2016. Ms. McGinnis previously served as Chief Accounting Officer of Cymer, Inc. from November 2009 to June 2013. Prior to this, Ms. McGinnis served in a variety of roles at Insight Enterprises, Inc., including as Chief Accounting Officer from September 2006 to March 2009. From 1997 to 2000, Ms. McGinnis served as the Chief Financial Officer of Horizon. Prior to Horizon, Ms. McGinnis was employed by KPMG LLP from 1989 to 1997 and served as its Senior Assurance Manager. Ms. McGinnis is a Certified Public Accountant and received a bachelor’s degree in accounting from the University of Oklahoma. We believe Ms. McGinnis’ extensive executive, accounting and financial expertise qualify her to serve on our board of directors.

Raj Pudipeddi has served on our board of directors since December 2021. Mr. Pudipeddi currently serves as Chief Product and Marketing Officer, Executive Vice President and Managing Director, Asia Pacific for Align Technology, Inc. (“Align”), a leading global medical device company and manufacturer of the Invisalign® system. Mr. Pudipeddi joined Align in February 2019 as Senior Vice President and Chief Marketing Officer. From February 2017 to May 2018, Mr. Pudipeddi was the Director, Consumer Business and Chief Marketing Officer at Bharti Airtel, an Indian telcom services provider. Prior to Bharti Airtel, Raj spent about 22 years at Procter & Gamble, where he served in a number of leadership roles across businesses in the North American, Asia Pacific and Latin American regions, including as Vice President, North America, Oral Care. Raj earned an M.B.A. degree from the Indian Institute of Management, Lucknow, India, and a Bachelor of Engineering degree from the Gandhi Institute of Technology in India. We believe that Mr. Pudipeddi’s expertise building brands across consumer goods, telecom and medical devices and global business leadership experience qualify him to serve on our board of directors.

Sadie M. Stern has served on our board of directors since October 2021. Ms. Stern has served as Executive Vice President and Chief Human Resources Officer at DexCom, Inc. since September 2020. From October 2017 to September 2020, Ms. Stern was employed by 3D Systems Corporation, most recently as Executive Vice President, People and Culture. From January 2012 until October 2017, Ms. Stern served as Senior Director, Human Resources of Qualcomm Inc. Ms. Stern previously worked at LG Electronics and The Walt Disney Company. Ms. Stern received a B.A. in English from San Diego State University and an M.A. in higher education from the University of Denver. We believe Ms. Stern’s extensive experience in human resources and leadership qualify her to serve on our board of directors.

Family Relationships

Olav Bergheim is the father of Bjarne Bergheim. There are no other family relationships among any of our directors, director nominees or executive officers.

Composition of the Board of Directors

Our business and affairs are managed under the direction of the board of directors. Our board of directors consists of eight directors.

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes of directors with staggered three year terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors will be divided among the three classes as follows:

•
the Class I directors are Raj Pudipeddi, Paul Madera and Cory Eaves, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•
the Class II directors are Bjarne Bergheim, Karen McGinnis and Olav Bergheim, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Anthony P. Bihl III, Carolyn Beaver and Sadie Stern, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

Director Independence

Under the rules of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors within a specified period of our IPO completed on November 2, 2021. In addition, rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under these rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that Carolyn Beaver, Sadie Stern, Karen McGinnis, Cory Eaves, Anthony P. Bihl III, Paul Madera and Raj Pudipeddi are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the New York Stock Exchange, representing seven of our nine directors. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Our board of directors have the following committees: the audit committee, the compensation committee and the nominating and corporate governance committee. From time to time, our board of directors may also establish any other committees that it deems necessary or desirable.

Audit Committee. We have an audit committee consisting of Carolyn Beaver, as chair, Paul Madera and Karen McGinnis. Rule 10A-3 of the Exchange Act requires us to have one independent audit committee member upon the listing of our common stock, a majority of independent directors on our audit committee within 90 days of the effective date of our IPO registration statement and an audit committee composed entirely of independent directors within one year of the effective date of our IPO registration statement. Carolyn Beaver and Karen McGinnis qualify as our “audit committee financial expert” within the meaning of regulations adopted by the SEC. The audit committee appoints and reviews the qualifications and independence of our independent registered public accounting firm, prepares compensation committee reports to be included in proxy statements filed under SEC rules and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, the quality and integrity of our financial statements and investigations into matters related to audit functions. The audit committee is also responsible for overseeing risk management on behalf of our board of directors. See “—Risk Oversight.”

Compensation Committee. We have a compensation committee consisting of Anthony P. Bihl III, as chair, Karen McGinnis and Sadie Stern. The principal responsibilities of the compensation committee are to review and approve matters involving executive and director compensation, recommend changes in employee benefit programs, authorize equity and other incentive arrangements, prepare compensation committee reports to be included in proxy statements filed under SEC rules and authorize our Company to enter into employment and other employee related agreements.

Nominating and Corporate Governance Committee. We have a nominating and corporate governance committee consisting of Cory Eaves, as chair, Sadie Stern and Raj Pudipeddi. The nominating and corporate governance committee assists our board of directors in identifying individuals qualified to become board members, consistent with criteria approved by our board of directors, makes recommendations for nominees for committees, oversees the evaluation of the board of directors and management and develops, recommends to the board of directors and reviews our corporate governance principles.

Risk Oversight

Our board of directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight primarily through the audit committee. To that end, our audit committee meets quarterly with our Chief Financial Officer and our independent auditors and receives regular updates regarding our management’s assessment of risk exposures including liquidity, credit and operational risks and the process in place to monitor such risks and review results of operations, financial reporting and assessments of internal controls over financial reporting.

Code of Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our code of ethics is available on the investor section of our website. Our code of ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. In the event that we amend or waive certain provisions of our code of ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table (2021 and 2020)” below. In 2021 and 2020, our “named executive officers” and their positions were as follows:

•
Bjarne Bergheim, Chief Executive Officer;
•
Mehrzad Khakpour, Ph.D., Chief Technology Officer; and
•
Michael Smith, Chief Commercial Officer

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table (2021 and 2020)

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Option Awards ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Bjarne Bergheim Chief Executive Officer	2021	410,773	-		1,676,412	910,445	202,159	2,900	(4)	3,202,689
	2020	388,107	-		909,982	-	150,413	2,316	(4)	1,450,818
Mehrzad Khakpour Chief Technology Officer	2021	328,286	-		990,312	537,838	128,409	1,200	(5)	1,986,045
	2020	291,702	-		705,768	-	84,350	1,802	(5)	1,083,622
Michael Smith Chief Commercial Officer	2021	188,169	121,837	(6)	3,261,181	434,140	85,200	1,802	(7)	4,092,329

(1) Amounts represent salary earned by the named executive officers in 2021 and 2020.

(2) Amounts reflect the full grant-date fair value of stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to named executive officers in Note 6 to the consolidated financial statements included in this Annual Report.

(3) Amount represents the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named individual during 2021, calculated in accordance with ASC Topic 718. The grant date fair value for the RSU awards are calculated based on the closing stock price on the date of grant.

(4) Amount represents employer matching contributions under our 401(k) plan ($2,900 in 2021 and $984 in 2020), and Mr. Bergheim’s cell phone allowance ($3,205 in 2021 and $1,332 in 2020).

(5) Amount represents employer matching contributions under our 401(k) plan (none in 2021 and $602 in 2020), and Dr. Khakpour’s cell phone allowance ($1,200 in each of 2021 and 2020).

(6) Amount represents a relocation bonus paid to Mr. Smith in connection with his commencement of employment as our Chief Commercial Officer as of June 21, 2021.

(7) Amount represents employer matching contributions under our 401(k) plan ($1,484 in 2021), and Mr. Smith’s cell phone allowance ($318 in 2021).

Narrative to Summary Compensation Table

2021 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In 2021, Mr. Bergheim was entitled to receive $409,500 annually, Dr. Khakpour was entitled to receive $322,400 annually, and Mr. Smith was entitled to receive $350,000 annually.

The 2022 base salaries for Messrs. Bergheim, Khakpour and Smith are $440,000, $375,000 and $365,000, respectively.

2021 Bonuses

The named executive officers were eligible to earn a cash incentive bonus based upon the achievement of pre-determined performance goals of the Company for 2021, including goals related to revenue, cash flow and milestone project completion (each weighted equally). For 2021, the target bonuses for Messrs. Bergheim, Khakpour and Smith were 75%, 55% and 55%, respectively, of base salary. Under the 2021 bonus program, participants were eligible to receive up to 200% of the participant’s target bonus opportunity

We achieved above target for the revenue and cash flow goals, the milestone project completion goal and the IPO goal. As a result, our board of directors approved bonus payouts under the 2021 bonus program equal to 100% of target. The actual annual cash bonuses awarded to each named executive officer for 2021 performance are set forth above in the 2021 Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

We have historically granted stock options and RSUs to our employees, including our named executive officers, under our 2021 Incentive Award Plan, 2017 Stock Incentive Plan and our 2007 Stock Plan, which we refer to as the 2021 Plan, 2017 Plan and 2007 Plan, respectively.

On June 22, 2021, we granted 213,698 stock options under the 2017 Plan to Mr. Smith with an exercise price of $11.52 per share, which was equal to the fair market value of our common stock on the date of grant, as determined by the board of directors. The stock options vest as to 25% of the underlying shares on the first anniversary of June 22, 2021, and in equal monthly installments thereafter over the following four years, subject to Mr. Smith’s continued employment with us through each applicable vesting date.

In connection with our IPO we issued stock option awards and RSUs to each of our named executive officers. These stock options have an exercise price of $12.00 per share, which is equal to the market price of our common stock on the date of grant. The stock options and RSUs granted to each of Messrs. Bergheim, Khakpour and Smith vest in 16 equal quarterly installments following October 28, 2021 for stock options and November 2, 2021 for RSUs, subject to the executive’s continued employment with us through each applicable vesting date. The stock options granted to our named executive officers are early-exercisable, meaning that the options may be exercised at any time following the date of grant, subject to the executive’s continued employment through the applicable date of exercise, in exchange for shares of restricted stock, which would remain subject to the same vesting conditions of the option. As of December 31, 2021, none of our named executive officers have early-exercised their options in exchange for shares of restricted stock.

The following table sets forth the number of shares subject to stock options and RSUs granted to our named executive officers during 2021.

Named Executive Officer	2021 Stock Options Granted	2021 RSUs Granted
Bjarne Bergheim	139,701	97,166
Mehrzad Khakpour	82,526	57,400
Michael Smith	280,313	46,333

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Under this plan, we may make discretionary matching contributions equal to a percentage of the participants’ contributions up to a specified amount. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans. During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical, dental, vision, life, short- and long-term disability insurance benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Tax Gross-Ups

We generally do not make gross-up payments to cover our named executive officers’ taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

				Option Awards			Restricted Stock Unit Awards
Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(9)
Bjarne Bergheim	5/28/2013	5/28/2013	(2)	95,342	1.10	5/27/2023
	2/14/2014	1/1/2014	(2)	26,438	1.10	2/13/2024
	9/8/2017	9/30/2014	(2)(3)	124,383	4.02	10/22/2024
	9/8/2017	6/6/2017	(3)(4)	56,506	4.02	6/5/2027
	9/8/2017	6/6/2017	(2)(3)	49,516	4.02	6/5/2027
	9/18/2018	9/18/2018	(5)	174,721	4.02	9/17/2028
	3/17/2020	3/17/2020	(5)	200,208	7.01	3/16/2030
	10/28/2021	10/28/2021	(6)	139,701	12.00	10/27/2031
	11/2/2021	11/2/2021	(8)				97,166	559,676
Mehrzad Khakpour	5/28/2013	5/28/2013	(2)	13,144	1.10	5/27/2023
	9/8/2017	9/30/2014	(2)(3)	21,917	4.02	10/22/2024
	9/8/2017	6/6/2017	(3)(5)	19,084	4.02	6/5/2027
	9/18/2018	9/18/2018	(5)	32,876	4.02	9/17/2028
	3/17/2020	3/17/2020	(5)	155,291	7.01	3/16/2030
	10/28/2021	10/28/2021	(6)	82,526	12.00	10/27/2031
	11/2/2021	11/2/2021	(8)				57,400	330,624
Michael Smith	6/22/2021	6/22/2021	(7)	213,698	11.52	6/21/2031
	10/28/2021	10/28/2021	(6)	66,615	12.00	10/27/2031
	11/2/2021	11/2/2021	(8)				46,333	266,878

(1) Amounts in this column represent options that are early-exercisable, meaning that they can be exercised before they vest subject to the same vesting provisions. The options in this column represent both vested and unvested options. For a description of the options, please see the section titled “Narratives to the Summary Compensation Table – Equity Compensation” above.

(2) Represents options that vest as to 25% of the underlying shares on the first anniversary of the vesting commencement date and as to 1/36th of the underlying shares on each monthly anniversary thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(3) These options were repriced in September 2017 to reduce the exercise price per share for each option to $4.02. The grant date represents the date on which the repriced option was granted for accounting purposes.

(4) Represents options that vest as to 25% of the underlying shares on each of the first four anniversaries following the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.

(5) Represents options that vest as to 1/48th of the underlying shares on each monthly anniversary following the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.

(6) Represents options that vest as to 1/16th of the underlying shares on each quarterly anniversary following the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.

(7) Represents options that vest as to 25% of the underlying shares on the first anniversary of the vesting commencement date and as to 1/48th of the underlying shares on each monthly anniversary thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.

(8) Represents RSUs that vest as to 1/16th of the underlying shares on each quarterly anniversary following the vesting commencement date, subject to the named executive officer’s continued employment through the applicable vesting date.

(9) Based on the closing price of our common stock on December 31, 2021, which was $5.76 per share.

Executive Compensation Arrangements

Bjarne Bergheim

Mr. Bergheim is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our President and Chief Executive Officer as of July 1, 2012. Mr. Bergheim’s offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock options, and participation in our standard benefit plans. Mr. Bergheim’s offer letter has no fixed term.

Pursuant to the terms of his offer letter, if Mr. Bergheim’s employment is terminated by us without cause, as determined by the Company, Mr. Bergheim will be entitled to receive 12 months’ continued salary payments, based on his base salary on the date of such termination.

Pursuant to the terms of his offer letter, Mr. Bergheim also entered into a separate agreement pursuant to which he is subject to standard invention assignment and confidential information covenants.

Mehrzad Khakpour

Dr. Khakpour is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our Senior Director of Research, Technology and Innovation, effective as of September 24, 2014, which continued to govern his employment in 2020 as our Chief Technology Officer. Dr. Khakpour’s offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock options, and participation in our standard benefit plans. Dr. Khakpour’s offer letter has no fixed term.

On April 7, 2021, we entered into an executive severance agreement letter with Dr. Khakpour pursuant to which Dr. Khakpour will be entitled to receive six months’ continued salary payments, based on his base salary on the date of such termination if Dr. Khakpour’s employment is terminated by us without “cause” (as defined in the executive severance agreement).

Michael Smith

Mr. Smith is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our Chief Commercial Officer, effective as of June 21, 2021. Mr. Smith’s offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock options, and participation in our standard benefit plans. Mr. Smith’s offer letter has no fixed term.

Pursuant to the terms of his offer letter, if Mr. Smith’s employment is terminated by us without “cause” (as defined in the offer letter), Mr. Smith will be entitled to receive six months’ continued salary payments, based on his base salary on the date of such termination.

Executive Severance Plan

The Severance Plan, which became effective upon the closing of our IPO, provides certain of our executives, including our named executive officers, eligibility to receive certain severance payments and benefits upon a qualifying termination with us. The payments and benefits provided pursuant to the Severance Plan supersede any pre-existing severance benefits to which the individual was previously entitled, including those provided pursuant to any employment agreement with us.

In the event of a termination of the executive’s employment by us without “cause” or by the executive for “good reason” (each, as defined in the Severance Plan), the executive will be eligible to receive the following severance payments and benefits:

•
With respect to Mr. Bergheim: (i) 12 months of the executive’s annual base salary in effect immediately prior to the qualifying termination, paid in a single lump sum within 60 days following such termination, (ii) the executive’s target cash performance bonus for the year in which the termination occurs, based on the date of the termination and paid in a single lump sum within 60 days following such termination, and (iii) company-subsidized COBRA premiums for up to 12 months.
•
With respect to Messrs. Khakpour and Smith: (i) 6 months of the executive’s annual base salary in effect immediately prior to the qualifying termination, paid in a single lump sum within 60 days following such termination, and (ii) company-subsidized COBRA premiums for up to six months.

In the event of a termination of the executive’s employment without “cause” or by the executive for “good reason”, in either case during the period beginning on the date of a change in control, the executive will be eligible to receive the following severance payments and benefits:

•
With respect to Mr. Bergheim: (i) 2.0 times the sum of the executive’s annual base salary and target cash performance bonus, in each case in effect immediately prior to termination, paid in a single lump sum within 60 days following such termination, (ii) accelerated vesting of 100% of the number of shares subject to each time-vesting equity-based award held by the executive, and (iii) company-subsidized COBRA premiums for up to the executive’s maximum COBRA period.
•
With respect to Messrs. Khakpour and Smith: (i) the sum of 12 months of the executive’s annual base salary and 1.0 times the executive’s target cash performance bonus, in each case in effect immediately prior to termination, paid in a single lump sum within 60 days following such termination, (ii) accelerated vesting of 100% of the number of shares subject to each time-vesting equity-based award held by the executive, and (iii) company-subsidized COBRA premiums for up to 12 months.

All severance payments and benefits under the Severance Plan are subject to the executive’s execution and, to the extent a release of claims in favor of us at the time of the executive’s termination of employment, and the executive’s continued compliance with any applicable restrictive covenants. In addition, in the event that any payment under the Severance Plan, together with any other amounts paid to the executive by us, would subject such executive to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net result for the executive.

Equity Incentive Plans

2021 Incentive Plan

In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2021 Plan are summarized below.

Eligibility and Administration. Our employees, consultants and directors, and employees, consultants and directors of our subsidiaries, are eligible to receive awards under the 2021 Plan. The 2021 Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our board of directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2021 Plan, subject to its express terms and conditions. The plan administrator also sets the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available. An aggregate of 3,416,410 shares of our common stock are available for issuance under awards granted pursuant to the 2021 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. Notwithstanding anything to the contrary in the 2021 Plan, no more than 20,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.

The number of shares available for issuance will be increased by (i) the number of shares which were represented by awards outstanding under our 2007 Plan or 2017 Plan (the “Prior Plans”), as of the effective date of the 2021 Plan that expire, lapse or are terminated, exchanged or settled in cash, surrendered, repurchased, cancelled without having been fully experienced or forfeited following the effective date of the 2021 Plan, and (ii) an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors.

If an award under the 2021 Plan or any Prior Plan expires, lapses or is terminated, exchanged for or settled for cash, surrendered, repurchased, cancelled without having been fully exercised or forfeited, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2021 Plan. Further, shares delivered to us to satisfy the applicable exercise or purchase price of an award under the 2021 Plan or any Prior Plan and/or to satisfy any applicable tax withholding obligations (including shares retained by us from the award under the 2021 Plan or any Prior Plan being exercised or purchased and/or creating the tax obligation) will become or again be available for award grants under the 2021 Plan. The payment of dividend equivalents in cash in conjunction with any awards under the 2021 Plan will not reduce the shares available for grant under the 2021 Plan. However, the following shares may not be used again for grant under the 2021 Plan: (i) shares subject to stock appreciation rights (“SARs”) that are not issued in connection with the stock settlement of the SAR on exercise, and (ii) shares purchased on the open market with the cash proceeds from the exercise of options.

Awards granted under the 2021 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2021 Plan. The 2021 Plan provides that, commencing with the calendar year following the calendar year in which the 2021 Plan became effective, the sum of any cash compensation and the aggregate grant date fair value (determined as of the date of the grant under ASC Topic 718, or any successor thereto) of all awards granted to a non-employee director as compensation for services as a non-employee director during any calendar year may not exceed the amount equal to $500,000, increased to $1,000,000 in the fiscal year of a non-employee director’s initial service as a non-employee director.

Awards. The 2021 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, RSUs, stock appreciation rights, or SARs, and other stock or cash awards. Certain awards under the 2021 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the 2021 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•

Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

•

SARs. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions.

•

Restricted Stock and RSUs. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met, and may be accompanied by the right to receive the equivalent value of dividends paid on shares of our common stock prior to the delivery of the underlying shares. Settlement of RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Conditions applicable to restricted stock and RSUs may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•

Other Stock or Cash Based Awards. Other stock or cash based awards of cash, fully vested shares of our common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our common stock may be granted under the 2021 Plan. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator.

Performance Awards. Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator may include but are not limited to: (1) net earnings (either before or after one or more of the following: (a) interest, (b) taxes, (c) depreciation, (d) amortization and (e) non-cash equity-based compensation expense); (2) gross or net sales or revenue; (3) net income (either before or after taxes); (4) adjusted net income; (5) operating earnings or profit; (6) cash flow (including, but not limited to, operating cash flow and free cash flow); (7) return on assets; (8) return on capital; (9) return on stockholders’ equity; (10) total stockholder return; (11) return on sales; (12) gross or net profit or operating margin; (13) costs; (14) funds from operations; (15) expenses; (16) working capital; (17) earnings per share; (18) adjusted earnings per share; (19) price per share of our common stock; (20) regulatory achievements or compliance; (21) implementation or completion of critical projects; (22) market share; (23) economic value; (24) debt levels or reduction; (25) sales-related goals; (26) comparisons with other stock market indices; (27) operating efficiency; (28) employee satisfaction; (29) financing and other capital raising transactions; (30) recruiting and maintaining personnel; (31) year-end cash; and (32) human capital management goals or environmental, social and governance goals, any of which may be measured either in absolute terms for us or any operating unit of our company or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices.

Certain Transactions. The plan administrator has broad discretion to take action under the 2021 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2021 Plan and outstanding awards. In the event of a change in control of our company (as defined in the 2021 Plan), to the extent that the surviving entity declines to continue, convert, assume or replace outstanding awards, then all such awards will become fully vested and exercisable in connection with the transaction. Upon or in anticipation of a change of control, the plan administrator may cause any outstanding awards to terminate at a specified time in the future and give the participant the right to exercise such awards during a period of time determined by the plan administrator in its sole discretion. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw- back policy implemented by our company to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2021 Plan are generally non-transferable prior to vesting, and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2021 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. Our board of directors may amend or terminate the 2021 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2021 Plan. Stockholder approval is not required for any amendment that “reprices” any stock option or SAR, or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares. No award may be granted pursuant to the 2021 Plan after the tenth anniversary of the earlier of the date on which our stockholders approved the 2021 Plan or the date on which our board of directors adopted the 2021 Plan.

2021 Employee Stock Purchase Plan

In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). The material terms of the ESPP are summarized below.

Shares Available; Administration. A total of 525,600 shares of our common stock have been initially reserved for issuance under our ESPP. The number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. In no event will more than 10,000,000 shares of our common stock be available for issuance under the ESPP.

Our board of directors or a committee designated by our board of directors has authority to interpret the terms of the ESPP and determine eligibility of participants. The compensation committee is the administrator of the ESPP.

Eligibility. The plan administrator may designate certain of our subsidiaries as participating “designated subsidiaries” in the ESPP and may change these designations from time to time. Employees of our company and our designated subsidiaries are eligible to participate in the ESPP if they meet the eligibility requirements under the ESPP established from time to time by the plan administrator. However, an employee may not be granted rights to purchase stock under the ESPP if such employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of our common or other class of stock.

If the grant of a purchase right under the ESPP to any eligible employee who is a citizen or resident of a foreign jurisdiction would be prohibited under the laws of such foreign jurisdiction or the grant of a purchase right to such employee in compliance with the laws of such foreign jurisdiction would cause the ESPP to violate the requirements of Section 423 of the Code, as determined by the plan administrator in its sole discretion, such employee will not be permitted to participate in the ESPP.

Eligible employees become participants in the ESPP by enrolling and authorizing payroll deductions by the deadline established by the plan administrator prior to the relevant offering date. Directors who are not employees, as well as consultants, are not eligible to participate. Employees who choose to not participate, or are not eligible to participate at the start of an offering period but who become eligible thereafter, may enroll in any subsequent offering period.

Participation in an Offering. We intend for the ESPP to qualify under Section 423 of the Code and stock will be offered under the ESPP during offering periods. The length of offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. Employee payroll deductions will be used to purchase shares on each purchase date during an offering period. The number of purchase periods within, and purchase dates during, each offering period will be established by the plan administrator. Offering periods under the ESPP will commence when determined by the plan administrator. The plan administrator may, in its discretion, modify the terms of future offering periods.

The ESPP permits participants to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, unless otherwise determined by the plan administrator, which includes a participant’s gross base compensation for services to us, including overtime payments, periodic bonuses, and sales commissions, and excluding one-time bonuses, expense reimbursements, fringe benefits and other special payments. The plan administrator will establish a maximum number of shares that may be purchased by a participant during any offering period or purchase period, which, in the absence of a contrary designation, will be shares for an offering period and/or a purchase period. In addition, no employee will be permitted to accrue the right to purchase stock under the ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our common stock as of the first day of the offering period).

On the first trading day of each offering period, each participant automatically will be granted an option to purchase shares of our common stock. The option will be exercised on the applicable purchase date(s) during the offering period, to the extent of the payroll deductions accumulated during the applicable purchase period. The purchase price of the shares, in the absence of a contrary determination by the plan administrator, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period.

Participants may voluntarily end their participation in the ESPP at any time at least two weeks prior to the end of the applicable offering period (or such longer or shorter period specified by the plan administrator), and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon a participant’s termination of employment.

Transferability. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided in the ESPP.

Certain Transactions. In the event of certain transactions or events affecting our common stock, such as any stock dividend or other distribution, change in control, reorganization, merger, consolidation or other corporate transaction, the plan administrator will make equitable adjustments to the ESPP and outstanding rights. In addition, in the event of the foregoing transactions or events or certain significant transactions, including a change in control, the plan administrator may provide for (i) either the replacement of outstanding rights with other rights or property or termination of outstanding rights in exchange for cash, (ii) the assumption or substitution of outstanding rights by the successor or survivor corporation or parent or subsidiary thereof, (iii) the adjustment in the number and type of shares of stock subject to outstanding rights, (iv) the use of participants’ accumulated payroll deductions to purchase stock on a new purchase date prior to the next scheduled purchase date and termination of any rights under ongoing offering periods or (v) the termination of all outstanding rights. Under the ESPP, a change in control has the same definition as given to such term in the 2021 Plan.

Plan Amendment; Termination. The plan administrator may amend, suspend or terminate the ESPP at any time. However, stockholder approval of any amendment to the ESPP must be obtained for any amendment which increases the aggregate number or changes the type of shares that may be sold pursuant to rights under the ESPP, changes the ESPP in any manner that would be considered the adoption of a new plan within the meaning of Treasury regulation Section 1.423-2(c)(4), or changes the ESPP in any manner that would cause the ESPP to no longer be an employee stock purchase plan within the meaning of Section 423(b) of the Code.

Director Compensation

Prior to our IPO, we did not maintain a formal non-employee director compensation program; however, we did make stock option grants to non-employee directors from time to time. In 2021, certain of our directors received stock option grants.

In connection with our IPO, our board of directors adopted and our stockholders approved a non-employee director compensation program, (the “Director Compensation Program”), which became effective in connection with the closing of our IPO. The Director Compensation Program provides for annual retainer fees and long-term equity awards for certain of our non-employee directors, referred to as Eligible Directors.

The Director Compensation Program consists of the following components (paid on an annual basis):

Cash Compensation

•
Annual Retainer: $40,000
•
Lead independent director: $15,000
•
Audit Committee Chair: $20,000
•
Audit Committee Member: $10,000
•
Compensation Committee Chair: $15,000
•
Compensation Committee Member: $7,000
•
Nominating and Governance Committee Chair: $10,000
•
Nominating and Governance Committee Member: $5,000

Annual cash retainers are paid in quarterly installments in arrears and will be for any partial calendar quarter of service.

Equity Compensation

•
Initial Grant: Following our IPO, each Eligible Director who is elected or appointed to serve on the board of directors will be granted, on the date on which such Eligible Director is appointed or elected to serve on the board of directors, a stock option with a grant-date fair value of approximately $240,000. These initial grants will vest in substantially equal installments on each of the first three anniversaries of the grant date, subject to such Eligible Director’s continued service through the applicable vesting date.
•
Annual Grant: An Eligible Director who has been serving on our board of directors for at least six months as of the date of the annual meeting of the Company’s stockholders each calendar year (beginning with calendar year 2022) and who continues to serve on our board through the date of such annual meeting will be granted, on such annual meeting date, a stock option with a grant-date fair value of approximately $60,000 and an RSU award with a value of approximately $60,000. Each annual grant will vest in full on the earlier to occur of (i) the first anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to such Eligible Director’s continued service through the applicable vesting date

Stock options granted under the Director Compensation Program have an exercise price equal to the fair market value our common stock on the date of grant and will expire not later than 10 years after the date of grant.

In addition, each Initial Grant and Annual Grant will vest in full upon a change in control of the Company (as defined in the 2021 Plan) if the Eligible Director will not become a member of the board of directors of the Company or the ultimate parent of the Company as of immediately following such change in control.

2021 Director Compensation Table

Name	Fees Earned ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Thomas Engels (2)	-	-	-	-
Dan Even (2)	-	-	-	-
Anthony Bihl	22,500	109,574	-	132,074
Brooks Andrews (2)	-	-	-	-
Olav Bergheim	10,000	-	-	10,000
Alex Crisses (2)	-	-	-	-
Cory Eaves	12,500	-	-	12,500
Chau Khoung (2)	-	-	-	-
Paul Madera	12,500	-	-	12,500
Carolyn Beaver (3)	15,000	240,756	-	255,756
Sadie M. Stern (3)	13,000	240,756	-	253,756
Karen K. McGinnis (3)	14,250	240,756	-	255,006
Raj Pudipeddi (4)	3,750	250,701	-	254,451

(1) Amounts reflect the full grant-date fair value of stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our directors in Note 6 to the consolidated financial statements included in this Annual Report.

(2) Resigned effective October 28, 2021.

(3) Appointed to the board of directors effective October 28, 2021.

(4) Mr. Pudipeddi was appointed to the board of directors effective December 6, 2021.

The stock option granted to Mr. Bihl on June 22, 2021 vests as to 1/48th of the underlying shares on each monthly anniversary following the vesting commencement date, subject to Mr. Bihl’s continued service through the applicable vesting date. The options granted to Ms. Beaver, Ms. Stern, Ms. McGinnis and Mr. Pudipeddi vest as to 1/3th of the underlying shares on each annual anniversary following October 28, 2021. The stock options granted to our non-employee directors in 2021 are early-exercisable, meaning that the options may be exercised at any time following the date of grant, subject to the non-employee director’s continued service through the applicable date of exercise, in exchange for shares of restricted stock, which would remain subject to the same vesting conditions of the option. As of December 31, 2021, none of our non-employee directors have early-exercised their options in exchange for shares of restricted stock.

The table below shows the aggregate numbers of stock options held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

Name	Options Outstanding at Fiscal Year End
Anthony Bihl	27,395
Carolyn Beaver	28,755
Sadie M. Stern	28,755
Karen K. McGinnis	28,755
Raj Pudipeddi	38,035

Compensation Committee Interlocks

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under our 2007 Plan, 2017 Plan, 2021 Plan and ESPP:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs		Weighted-Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	3,458,142	(2)	7.59	2,993,389	(3)
Equity compensation plans not approved by stockholders	-		-	-
Total	3,458,142		7.59	2,993,389
(1)
The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(2)
Consists of 3,119,993 shares of common stock issuable upon the exercise of stock options and 338,149 shares of common stock deliverable upon settlement of RSUs.
(3)
Consists of shares issuable under outstanding options under the 2021 Plan and ESPP as of December 31, 2021. Following the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan. Shares issuable under the 2021 Plan may be used for any type of award authorized under the plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2022, information regarding beneficial ownership of our capital stock by:

•
each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;
•
each director and named executive officer; and
•
all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 15, 2022 (60 days after March 16, 2022) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 26,395,942 shares of common stock deemed to be outstanding as of March 16, 2022.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Sonendo, Inc., 26061 Merit Circle, Suite 102, Laguna Hills, California 92653.

Name of Beneficial Owner	Owned Shares of Common Stock	Number of Shares Underlying Options or Warrants Exercisable or RSUs Releasable Within 60 Days of March 16, 2022	Percentage of Class
5% Stockholders
Entities affiliated with General Atlantic(1)	3,267,746	-	12.4%
Entities affiliated with OrbiMed(2)	1,968,180	-	7.5%
Entities affiliated with Meritech Capital(3)	1,468,977	-	5.6%
Entities affiliated with EW Healthcare(4)	1,992,526	-	7.5%
ArrowMark Colorado Holdings, LLC(5)	1,372,228	-	5.2%
Named Executive Officers and Directors
Olav Bergheim(6)	2,775,608	-	10.5%
Bjarne Bergheim	250,955	-	*
Mehrzad Khakpour, PhD	24,656	-	*
Anthony Bihl	16,000	9,601	*
Carolyn Beaver	2,800	-	*
Michael Smith	-	-	*
Cory Eaves	-	-	*
Paul Madera	-	-	*
Sadie M. Stern	-	-	*
Karen K. McGinnis	-	-	*
Raj Pudipeddi	-	-	*
All Executive Officers and Directors as a Group (15 individuals)	3,072,269	9,601	11.6%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Based on a Schedule 13G filed with the SEC on February 11, 2022 by General Atlantic, L.P. (“GALP”), General Atlantic Partners 100, L.P. (“GAP 100”), General Atlantic Partners (Bermuda) EU, L.P. (“GAP Bermuda EU”), GAP Coinvestments III, LLC (“GAPCO III”), GAP Coinvestments IV, LLC (“GAPCO IV”), GAP Coinvestments V, LLC (“GAPCO V”), GAP Coinvestments CDA, L.P., (“GAPCO CDA”), General Atlantic (SPV) GP, LLC (“GA SPV”), General Atlantic GenPar (Bermuda), L.P. (“GenPar Bermuda”), General Atlantic GenPar, L.P. (“GA GenPar”), General Atlantic (SOI), L.P., (“GA SOI”), and GAP (Bermuda) L.P. (“GAP Bermuda”), each of GALP, GAP 100, GAP Bermuda EU, GAPCO III, GAPCO IV, GAPCO V, GAPCO CDA, GA SPV, GenPar Bermuda, GA GenPar, GA SOI, GAP Bermuda has shared voting and dispositive power with respect to 3,267,746 shares. GAP 100, GAP Bermuda EU, GAPCO III, GAPCO IV, GAPCO V, and GAPCO CDA are collectively referred to as the “GA Funds. The GA Funds share beneficial ownership of the shares held by GA SOI. The general partner of GA SOI is GA SPV. The general partner of GAP 100 is GA GenPar. The general partner of GAP Bermuda EU is GAP (Bermuda). GALP, which is controlled by the Management Committee of GASC MGP, LLC (the “Management Committee”), is the managing member of GAPCO III, GAPCO IV and GAPCO V, the general partner of GAPCO CDA and GA GenPar, and the sole member of GA SPV. The general partner of GenPar Bermuda is GAP Bermuda, which is also controlled by the Management Committee. There are nine members of the Management Committee. By virtue of the foregoing, the Reporting Persons may be deemed to share voting power and the power to direct the disposition of the shares that each owns of record. Each of the members of the Management Committee disclaims ownership of the common shares reported herein except to the extent that he has a pecuniary interest therein. The address of GA LP, GAP 100, GAPCO III, GAPCO IV, GAPCO V, GAPCO CDA, GA GenPar, GA SPV and GA SOI is c/o General Atlantic Service Company, L.P., 55 East 52nd Street, 33rd Floor, New York, NY 10055. The address of GAP Bermuda EU, GenPar Bermuda and GAP Bermuda is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

(2) Based on a Schedule 13G filed with the SEC on February 11, 2022 by OrbiMed Advisors, LLC (“OrbiMed Advisors”) and OrbiMed Capital GP IV LLC (“OrbiMed GP IV”), each of OrbiMed Advisors and OrbiMed GP IV has shared voting and dispositive power with respect to 1,968,180 shares.The business address for the OrbiMed entities is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(3) Based on a Schedule 13G filed with the SEC on February 14, 2022 by Meritech Capital Partners IV L.P. (“MCP IV”), Meritech Capital Affiliates IV L.P. (“MC AFF IV”) and Meritech Capital Associates IV L.L.C. (“MCA IV”), (i) MCP IV has sole voting and dispositive power with respect to 1,433,575 shares, (ii) MC AFF IV has sole voting and dispositive power with respect to 35,402 shares, and (iii) MCA IV has sole voting and dispositive power with respect to 1,468,977 shares. MCA IV is the general partner of each of MCP IV and MC AFF IV, and may be deemed to have indirect beneficial ownership of shares of the issuer directly owned by MCP IV and MC AFF IV. Paul Madera, a member of our board of directors, Michael Gordon, Robert Ward, Craig Sherman and George Bischof are the managing members of MCA IV LLC and share voting and dispositive power; however, they disclaim beneficial ownership of the shares held by such entities except to the extent of their pecuniary interests therein. The address for such entities and persons is c/o Meritech Capital Partners, 245 Lytton Ave, Suite 125, Palo Alto, California 94301.

(4) Based on a Schedule 13G filed with the SEC on January 27, 2022 by EW Healthcare Partners Fund 2, LP (“EWH 2”), EW Healthcare Partners Fund 2-A, L.P. (“EWH 2-A”), EW Healthcare Partners Fund 2 GP, L.P. (“EWH 2 GP”), EW Healthcare Partners Fund 2-UGP, LLC (“EWH 2-UGP”), Martin P. Sutter, Petri Vainio, Ron Eastman, R. Scott Barry, (i) EWH 2 has sole voting and dispositive power with respect to 810, 236 shares, (ii) EWH 2A has sole voting and dispositive power with respect to 1,182,290 shares, (iii) EWH 2 GP and EWH 2-UGP each has sole voting and dispositive power with respect to 1,992,526 shares, and (iv) each of Messrs. Sutter, Vainio, Eastman and Barry has shared voting and dispositive power with respect to 1,992,526 shares. EWH 2 GP is the general partner of EWH 2 and EWH 2-A and EWH 2-UGP is the general partner of EWH 2 GP. Messrs. Sutter, Eastman, Barry and Vainio are the managers of EWH 2 UGP and may exercise voting and investment control over the shares held by these entities only by majority action of the managers. Each individual manager and the EW Healthcare entities disclaims beneficial ownership of the shares held by such entities except to the extent of his, her or its respective pecuniary interest therein. The address for the EW Healthcare entities is c/o EW Healthcare, 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(5) Based on a Schedule 13G filed with the SEC on February 14, 2022 by ArrowMark Colorado Holdings, LLC (“ArrowMark”), ArrowMark has sole voting and dispositive power with respect to 1,372,228 shares. The address for ArrowMark is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(6) Consists of (i) 90,410 shares held by Mr. Bergheim directly, (ii) 1,090,752 shares held by Fjordinvest LLC, (iii) 393,473 shares held by Fjordinvest (Cayman) Ltd., (iv) 286,673 shares held by Fjordinvest (Cayman) II Ltd., (v) 131,302 shares held by Micro LLC, (vi) 24,906 shares held by PENSCO Trust Company Custodian FBO Olav Bergheim IRA (vii) 66,464 shares held by Fjord Ventures LLC, and (viii) 691,628 shares held by Fjord Capital Partners I, LP. The general partner of Fjord Capital Partners I, LP is Fjord Venture Partners I, LLC. Olav Bergheim is the manager of Fjord Venture Partners I, LLC and Fjordinvest LLC, the president of Fjord Ventures LLC and Micro LLC, and the chief executive officer of Fjordinvest (Cayman) Ltd. and of Fjord Venture Partners I, LLC and Fjordinvest (Cayman) II Ltd. As a result, Mr. Bergheim may be deemed to share beneficial ownership of the shares of our common stock held of record by these entities, but Mr. Bergheim disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions to which we were a participant since January 1, 2020 in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years (which is $958,000), and in which any of our executive officers, directors, director nominees or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Series E Preferred Stock Financing

In November 2018, June 2019 and December 2019, we completed the sale of an aggregate 6,311,328 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share for an aggregate purchase price of approximately $126.7 million. Each share of our Series E convertible preferred stock was converted into shares of our common stock immediately prior to the closing of our IPO which was completed on November 2, 2021 in accordance with our amended and restated certificate of incorporation currently in effect.

The following table summarizes the Series E convertible preferred stock purchased by holders of more than 5% of our capital stock, our board of directors and any entities affiliated with our executive officers or a member of our board of directors.

	Initial Closing		Second Closing		Third Closing
Participants(1)	Shares of Series E Convertible Preferred Stock	Aggregate Purchase Price ($)	Shares of Series E Convertible Preferred Stock	Aggregate Purchase Price ($)	Shares of Series E Convertible Preferred Stock	Aggregate Purchase Price ($)	Total Shares Purchased	Aggregate Purchase Price ($)
		(in thousands)		(in thousands)		(in thousands)		(in thousands)
OrbiMed Private Investments IV, LP	58,635	1,177	39,872	800	99,626	2,000	198,133	3,978
General Atlantic (SOI), L.P.	498,132	10,000	677,459	13,600	99,626	2,000	1,275,217	25,600
Entities affiliated with Meritech Capital	49,813	1,000	33,872	680	99,626	2,000	183,311	3,680
CVF, LLC	115,710	2,323	78,683	1,580	99,626	2,000	294,019	5,903
Entities affiliated with EW Healthcare	-	-	-	-	1,992,527	40,000	1,992,527	40,000
Olav Bergheim	24,906	500	-	-	-	-	24,906	500

(1) Additional details regarding these stockholders and their equity holdings are provided in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Third Amended and Restated Investors’ Rights Agreement

We are party to a third amended and restated investors’ rights agreement with certain stockholders, entities affiliated with certain of our executive officers and directors, as well as certain of our executive officers and directors. The third amended and restated investors’ rights agreement grants rights to certain holders, including certain registration rights with respect to the registrable securities held by them, and also imposes certain affirmative obligations on us, including with respect to the furnishing of financial statements and information to the holders.

As a result of our IPO completed on November 2, 2021, most of the covenants and restrictions set forth in the third amended and restated investors’ rights agreement that apply to us terminated. The provisions relating to registration rights included in the third amended and restated investors’ rights agreement did not terminate as a result of our IPO.

Fifth Amended and Restated Voting Agreement

We were party to a fifth amended and restated voting agreement with certain stockholders, entities affiliated with certain of our executive officers and directors, as well as certain of our executive officers and directors. Pursuant to the fifth amended and restated voting agreement, these holders agreed to vote in a certain way on certain matters, including with respect to the election of directors.

As a result of our IPO, the fifth amended and restated voting agreement terminated and none of our stockholders have any continuing voting rights, including special rights regarding the election or designation of members of our board of directors, following our IPO, which was completed on November 2, 2021.

Second Amended and Restated Right of First Refusal and Co-Sale Agreement

We were party to a second amended and restated right of first refusal and co-sale agreement with certain stockholders, entities affiliated with certain of our executive officers and directors, as well as certain of our executive officers and directors. Pursuant to the second amended and restated right of first refusal and co-sale agreement, we had a right of first refusal and certain stockholders that were party to the second amended and restated first refusal and co-sale agreement had a right of first refusal and a co-sale right.

The second amended and restated first refusal and co-sale agreement terminated in connection with our IPO, which was completed on November 2, 2021.

Other Commercial Relationships

On April 1, 2010, we entered into a Facilities and Services Agreement (as amended, the “Fjord Facilities and Services Agreement”) with Fjord Ventures, LLC (“Fjord”), pursuant to which Fjord agreed to provide certain administrative services, including CFO services, accounting services, administrative support, IT services and office space and supplies, to us in exchange for a monthly fee. The Fjord Facilities and Services Agreement was subsequently amended to extend the term, adjust the services provided and adjust the monthly fee on December 15, 2011, September 1, 2012, March 31, 2017, July 1, 2019 and January 1, 2021. For each of the years ended December 31, 2021 and 2020, we paid Fjord $0.04 million and $0.2 million, respectively, pursuant to the Fjord Facilities and Services Agreement.

On June 24, 2021, the parties terminated the Fjord Facilities and Services Agreement, effective June 30, 2021. As a result of such termination, Fjord no longer provides any administrative services to us.

Olav Bergheim, a current member of our board, is the founder and president of Fjord.

Indemnification Agreements

Our amended and restated bylaws, which became effective following our IPO, provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to certain exceptions contained in our amended and restated bylaws. In addition, our amended and restated certificate of incorporation, which became effective following our IPO, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

Prior to our IPO, we entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the Delaware General Corporation Law, subject to certain exceptions contained in those agreements.

There is no pending litigation or proceeding naming any of our directors or officers for which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or executive officer.

Reserved Share Program

In connection with our IPO completed on November 2, 2021, we sold 341,535 shares of our common stock to some of our directors, officers, employees, distributors, dealers, business associates and related persons at our initial public offering price of $12 per share.

Our Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests or improper valuation (or the perception thereof). In connection with our IPO, our board of directors adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the New York Stock Exchange. Under such policy:

•
any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of the board of directors composed solely of independent directors who are disinterested or by the disinterested members of the board of directors; and
•
any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the board of directors or recommended by the compensation committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

•
management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;
•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Acts and related rules; and
•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “outside” director, as applicable, under the rules and regulations of the SEC, the New York Stock Exchange and the Code.

See Item 10, “Directors, Executive Officers and Corporate Governance,” in this Annual Report for information regarding the independence of our directors.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP ("E&Y") for professional services rendered for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$1,002,500	$460,000

(1) Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires the audit committee or a member of the audit committee to pre-approve all audit and permissible non-audit services to be provided by our independent auditor. These services include audit services, audit-related services and tax services. Pre-approval is generally requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the three categories of services listed above. Our audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board.

In addition, in the event time constraints require pre-approval prior to our audit committee’s next scheduled meeting, our audit committee has authorized its chairperson to pre-approve services. Engagements so pre-approved are to be reported to our audit committee at its next scheduled meeting. Our audit committee or its chairperson pre-approved all audit and tax services provided by E&Y for the years ended December 31, 2021 and 2020 pursuant to the pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2)
Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3)
Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock					*
10.1	Form of Indemnification Agreement	S-1/A	333-260136	10.1	10/25/2021
10.2	Amendment No. 5 to Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc., Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP	S-1	333-260136	10.8	10/8/2021

10.3	Amended and Restated Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc. and Perceptive Credit Holdings III, LP	S-1	333-260136	10.9	10/8/2021
10.4	2007 Stock Plan	S-1	333-260136	10.10	10/8/2021
10.5	2017 Sonendo, Inc. Stock Incentive Plan and related form agreements	S-1	333-260136	10.11	10/8/2021
10.6	2021 Incentive Award Plan	S-1/A	333-260136	10.12	10/25/2021
10.6.1	Form of Restricted Stock Unit Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.1	10/25/2021
10.6.2	Form of Option Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.2	10/25/2021
10.7	Sonendo, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260136	10.13	10/25/2021
10.8	Non-Employee Director Compensation Program	S-1/A	333-260136	10.18	10/25/2021
10.9	Executive Severance Plan	S-1/A	333-260136	10.19	10/25/2021
10.10	Employment Offer Letter by and between Sonendo, Inc. and Bjarne Bergheim, effective July 1, 2012	S-1	333-260136	10.14	10/8/2021
10.11	Employment Offer Letter by and between Sonendo, Inc. and Mehrzad Khakpour, effective September 26, 2014	S-1	333-260136	10.16	10/8/2021
10.12	Standard Business Park Lease, dated July 15, 2020, by and between Sonendo, Inc. and Laguna Cabot Road Business Park, LP	S-1	333-260136	10.2	10/8/2021
21.1	List of Subsidiaries
23.1	Consent of independent registered public accounting firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

+ The information contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonendo, Inc.

Date: March 23, 2022	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bjarne Bergheim	President, Chief Executive Officer and Director	March 23, 2022
Bjarne Bergheim	(principal executive officer)

/s/ Michael P. Watts	Chief Financial Officer	March 23, 2022
Michael P. Watts	(principal financial and accounting officer)

/s/ Anthony P. Bihl III		March 23, 2022
Anthony P. Bihl III	Director

/s/ Carolyn Beaver		March 23, 2022
Carolyn Beaver	Director

/s/ Olav Bergheim		March 23, 2022
Olav Bergheim	Director

/s/ Cory A. Eaves		March 23, 2022
Cory A. Eaves	Director

/s/ Paul S. Madera		March 23, 2022
Paul S. Madera	Director

/s/ Karen McGinnis		March 23, 2022
Karen McGinnis	Director

/s/ Raj Pudipeddi		March 23, 2022
Raj Pudipeddi	Director

/s/ Sadie Stern		March 23, 2022
Sadie Stern	Director