Form 10-Q
period 2022-03-31
Sonendo, Inc.
filed 2022-05-10
CIK 1407973

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 26,427,325 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2021 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time.

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
•
Our business, financial condition, results of operations and growth have been adversely impacted by the effects of the COVID-19 pandemic and may be adversely impacted by COVID-19 or another pandemic, epidemic or infectious disease in the future.
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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,054	$84,641
Accounts receivable, net	2,702	2,516
Inventory	10,134	8,150
Prepaid expenses and other current assets	3,968	3,552
Total current assets	82,858	98,859
Property and equipment, net	2,177	2,366
Operating lease right-of-use assets	2,478	2,746
Intangible assets, net	2,790	2,956
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$98,875	$115,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,235	$3,061
Accrued expenses	4,416	4,758
Accrued compensation	2,513	3,376
Operating lease liabilities	966	975
Other current liabilities	1,957	2,482
Total current liabilities	12,087	14,652
Operating lease liabilities, net of current	1,474	1,730
Term loan, net of current	26,620	26,496
Other liabilities	517	558
Total liabilities	40,698	43,436
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued — 26,465,797 shares as of March 31,2022 and 26,383,225 shares as of December 31, 2021; outstanding — 26,419,108 shares as of March 31, 2022 and 26,336,536 shares as of December 31, 2021	26	26
Additional paid-in-capital	385,768	384,132
Accumulated deficit	(327,566)	(312,044)
	58,228	72,114
Less: Treasury stock	(51)	(51)
Total stockholders’ equity	58,177	72,063
Total liabilities and stockholders’ equity	$98,875	$115,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Product revenue	$7,203	$5,809
Software revenue	1,830	1,618
Total revenue	9,033	7,427
Cost of sales	6,754	5,685
Gross profit	2,279	1,742
Operating expenses:
Selling, general and administrative	11,985	6,524
Research and development	4,850	5,046
Change in fair value of contingent earnout	—	14
Total operating expenses	16,835	11,584
Loss from operations	(14,556)	(9,842)
Other expense, net:
Interest and financing costs, net	(966)	(1,064)
Loss before income tax expense	(15,522)	(10,906)
Income tax expense	—	—
Net loss and comprehensive loss	$(15,522)	$(10,906)
Net loss per share attributable to common stock – basic and diluted	$(0.59)	$(9.05)
Weighted-average shares outstanding – basic and diluted	26,405,252	1,205,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except shares amount)

	Common Stock			Additional		Total
			Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	242
Stock-based compensation	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	26	(51)	385,768	(327,566)	58,177

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2020	17,031,887	$281,342	1,200,335	$2	$(51)	$9,703	$(263,545)	$(253,891)
Exercise of stock options	—	—	12,797	—	—	33	—	33
Stock-based compensation	—	—	—	—	—	494	—	494
Net loss	—	—	—	—	—	—	(10,906)	(10,906)
Balance at March 31, 2021	17,031,887	281,342	1,213,132	2	(51)	10,230	(274,451)	(264,270)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,522)	$(10,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246	404
Amortization of intangible assets	166	133
Amortization of right-of-use lease assets	269	232
Stock-based compensation	1,394	494
Amortization of debt issuance costs	124	218
Change in fair value of contingent earnout	-	14
Changes in operating assets and liabilities:
Accounts receivable, net	(186)	-
Inventory	(1,984)	(872)
Prepaid expenses and other assets	(416)	-
Accounts payable	(826)	(168)
Accrued expenses and other liabilities	(423)	(1,529)
Deferred revenue	(24)	21
Accrued compensation	(863)	(1,108)
Net cash used in operating activities	(18,045)	(13,067)
Cash flows from investing activities:
Purchases of property and equipment	(56)	(74)
Net cash used in investing activities	(56)	(74)
Financing activities:
Payment of common stock issuance costs	(598)	—
Proceeds from exercise of common stock options	242	33
Payment of contingent earnout	(117)	(667)
Principal repayments on finance lease	(13)	(11)
Net cash used in financing activities	(486)	(645)
Net decrease in cash and cash equivalents	(18,587)	(13,786)
Cash and cash equivalents at beginning of period	84,641	51,722
Cash and cash equivalents at end of period	$66,054	$37,936

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$848	$850
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Description of Business

Sonendo, Inc. (“Sonendo” or the “Company”) was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States. The Company’s products include the GentleWave System, which is cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S., along with the system’s sterilized, single-use procedure instruments ("PIs"). In addition, the Company offers practice management software to enable an integrated digital office for dental practitioners.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.

Initial Public Offering and Reverse Stock Split

On October 20, 2021, the Company’s Board of Directors (the "Board") approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-1.825 basis (the “Reverse Stock Split”). The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, warrants and forward obligation issued for preferred stock, share data, per share data and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split was effected on October 22, 2021.

On November 2, 2021, the Company completed its initial public offering (“IPO”) of 7.8 million shares of its common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were $83.8 million. On November 2, 2021, the Company amended and restated its certificate of incorporation to provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, upon the closing of the IPO, all 17,031,887 outstanding shares of the Company’s convertible preferred stock were converted into an equal number of shares of common stock, 224,842 shares of common stock were issued in connection with the settlement of the outstanding forward obligation, and warrants to purchase 331,503 shares of convertible preferred stock were converted into equal number of warrants to purchase shares of common stock. The amended and restated certificate of incorporation defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Liquidity and Management’s Plans

As of March 31, 2022, the Company had cash and cash equivalents of $66.1 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of March 31,

2022 had an accumulated deficit of $327.6 million. During the three months ended March 31, 2022, the Company incurred net losses of $15.5 million and used $18.0 million of cash and cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash equivalents, together with anticipated revenue and available debt financing arrangements will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. If the Company's actual operating expenses significantly exceed its operating plan or its debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9), the Company may have to significantly delay or scale back its operations to reduce working capital requirements, and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing the Company’s commercial efforts, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal year 2022.

COVID-19

The COVID-19 pandemic has negatively impacted our operations, revenue and overall financial condition, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. We continued to experience disruptions to our business during the three months ended March 31, 2022, as a result of customers' continuing reluctance to start root canal procedures in light of the ongoing risk posed by the virus. Our customers, including endodontists, have experienced significant financial hardship and some of them may never fully recover. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic also resulted in, and may in the future result in, significant disruption to the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. As of March 31, 2022, the COVID-19 pandemic did not trigger any asset impairments for the Company.

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

2. Summary Accounting Policies and Recent Accounting Pronouncements

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates, judgements and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and disclosures in the accompanying notes, including estimates of probable losses and expenses, as of the date of the accompanying unaudited condensed consolidated financial statements. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of these unaudited condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying unaudited condensed consolidated financial statements under different assumptions or conditions.

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

Product revenue is generated from sales of the GentleWave console and related PIs and accessories. Software revenue is generated from sales of TDO’s The Digital Office endodontist practice management software licenses. The Company’s products are sold primarily in the United States and Canada directly to customers through its field sales force.

Performance Obligations

The Company’s performance obligations primarily arise from the manufacture and delivery of the GentleWave System, related PIs and accessories, and the delivery or license of TDO software and related ancillary services. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Consideration may be variable based on volume.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for good or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Extended service contracts	$187	$251
Subscription software licenses	560	520
Total contract liabilities	747	771
Less: long-term portion	—	—
Contract liabilities – current	$747	$771

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liability balance as of December 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Product revenue recognized at a point in time	$7,027	$5,614
Product revenue recognized over time	176	195
Software revenue recognized at a point in time	219	174
Software revenue recognized over time	1,611	1,444
Total	$9,033	$7,427

No individual customer accounted for more than 10% of sales for the three months ended March 31, 2022 and 2021.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the three months ended March 31, 2022 and 2021, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty expenses expected to be incurred within 12 months from the date of sale are classified as other current liabilities while those expected to be incurred after 12 months from the date of sale are classified as other liabilities in the accompanying unaudited condensed consolidated balance sheets. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$1,620	$1,584
Provision for warranties issued	310	330
Warranty costs incurred	(315)	(461)
Balance at end of period	$1,615	$1,453
Current portion	$1,153	$1,043
Non-current portion	462	410
Total	$1,615	$1,453

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Pronouncement Recently Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. The Company adopted ASU 2019-12 in the first quarter of 2022 as an emerging growth company. The adoption did not have significant impact on the Company's unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This will be effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, which for the Company is the first quarter of 2024, with early adoption permitted beginning first quarter of 2021. The Company early adopted the ASU on January 1, 2022 as a smaller reporting company. The adoption did not have significant impact on the Company's unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The Company early adopted the ASU on January 1, 2022. The adoption did not have significant impact on the Company's unaudited condensed consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its condensed consolidated financial statements.

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Raw materials	$6,141	$4,911
Work in process	310	270
Finished goods	3,683	2,969
Total inventory	$10,134	$8,150

The Company recorded a reserve for excess and obsolete inventory of $0.6 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively.

Intangible assets, net

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$857	$1,588
Customer relationships (7 years)	2.8	1,910	944	966
Tradenames (10 years)	0.8	360	124	236
Total intangible assets	7.6	$4,715	$1,925	$2,790

	December 31, 2021
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$768	$1,677
Customer relationships (7 years)	2.8	1,910	875	1,035
Tradenames (10 years)	0.8	360	116	244
Total intangible assets	7.6	$4,715	$1,759	$2,956

Amortization expense was $0.2 million for the three months ended March 31, 2022, with approximately $0.1 million amortization expense recorded in cost of sales and $0.1 million recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Amortization expense was $0.1 million for the three months ended March 31, 2021, which was mostly recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of March 31, 2022:

Future Intangible Asset Amortization Expenses
(in thousands)
2022 (remaining nine months)	$498
2023	618
2024	442
2025	386
2026 and thereafter	846
Total future amortization expense	$2,790

4. Fair Value of Financial Instruments

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$65,206	$65,206	$—	$—

	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$84,102	$84,102	$—	$—
Liabilities:
Contingent earnout	$524	$—	$—	$524

Recurring liabilities included in Level 3 for the periods presented consisted of a contingent earnout.

The following tables present the rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs:

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2021	$—	$—	$524	$524
Payment of contingent earnout	—	—	(524)	(524)
March 31, 2022	$—	$—	$—	$—

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2020	$1,914	$2,750	$930	$5,594
Payment of contingent earnout	—	—	(667)	(667)
Change in fair value	—	—	14	14
March 31, 2021	$1,914	$2,750	$277	$4,941

There were no transfers in or out of Level 3 during the three months ended March 31, 2022 and 2021.

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

In August 2021, the Company amended its term loan with Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP and issued immediately exercisable warrants to the lender for the purchase of 150,684 shares of the Company’s Series E preferred stock. The fair value at issuance of the Series E preferred stock warrants related to the August 2021 amendment was $2.1 million.

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

Warrants issued and outstanding at March 31, 2022 and December 31, 2021 included the following:

Number of warrants	Exercise price per share
27,397	$10.95
54,793	$17.80
249,313	$20.08
331,503

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. There was no impact to the Company's unaudited condensed financial statements as of March 31, 2022.

As of March 31, 2021, warrants fully vested and outstanding had estimated fair values ranging between $7.88 to $12.28. Fair values were determined using the Black-Scholes option-pricing model with the following input assumptions for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Expected volatility range (weighted average)	79.33 to 86.41% (80.39%)
Dividend yield	0.00%
Risk-free interest rates range (weighted average)	0.30% to 1.57% (1.31%)
Expected term range (average)	2.75 years to 8.52 years (7.01 years)

Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

These warrants expire between December 2023 and August 2031.

5. Convertible Preferred Stock and Common Stock

Authorized Shares

On November 2, 2021, the Company amended and restated its certificate of incorporation and bylaws to provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

6. Stock-based Compensation Expense

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for equity-settled awards by type and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Options	$883	$494
RSUs	511	-
Total stock-based compensation expense	$1,394	$494

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of sales	$101	$61
Selling, general and administrative	978	292
Research and development	315	141
Total stock-based compensation expense	$1,394	$494

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2022.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$8,674	2.3
RSUs	13,394	1.2
Total unamortized compensation cost	$22,068

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2021	3,119,993	$7.59
Granted	—
Forfeited	(33,599)	$7.92
Exercised	(61,438)	$3.94		$123
Options outstanding, March 31, 2022	3,024,956	$7.66	7.4	$427
Options vested and exercisable, March 31, 2022	1,527,230	$4.96	5.8	$427
Vested and expected to vest after March 31, 2022	2,840,872	$7.48	7.3	$427

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $5.72 per share and $11.26 per share, respectively.

The following table summarizes the non-vested stock options as of March 31, 2022 and December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2021	1,632,852	$7.09
Non-vested Options, March 31, 2022	1,497,827	$7.19

The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $0.7 million and $0.7 million, respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the three months ended March 31, 2022, the Company did not repurchase shares. There was no material amount of shares of common stock subject to repurchase as of March 31, 2022. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. During three months ended March 31, 2022 and 2021, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	338,149	$9.37
Granted	2,370,259	$5.37
Forfeited	(5,646)	$7.78
RSUs outstanding, March 31, 2022	2,702,762	$5.86

7. Leases

The Company leases office space under operating leases with expirations ranging from April 2022 to March 2025, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where real estate leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of March 31, 2022, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2022 (remaining nine months)	$911
2023	1,038
2024	618
2025	104
2026 and thereafter	—
Total future minimum lease payments	2,671
Less: Imputed Interest	(231)
Present value of operating lease liabilities	$2,440
Less: Current portion	966
Long-term operating lease liabilities	$1,474

Weighted average remaining lease term in years	2.51
Weighted average discount rate	7.58%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Rent expense	$317	$293
Short-term lease costs	—	36
Variable lease costs	26	42
Total	$343	$371

Cash paid for operating leases	$313	$298

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of sales	$58	$60
Selling, general and administrative	285	311
Total	$343	$371

8. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the accompanying unaudited condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

9. Term Loan

Perceptive loan

On August 23, 2021, the Company entered into a fifth amendment to the Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan to Perceptive Credit Holdings III, LP. In connection with this transfer and assignment, the Company entered into an amended and restated credit agreement and guaranty with Perceptive Credit

Holdings III, LP (the "Amended Perceptive Loan Agreement"), which provides two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan"). The Amended Perceptive Loan Agreement provided for the issuance by the Company of warrants to purchase 150,684 shares of Series E Preferred shares at $11.00 per share, which was converted to the common stock upon the Company's IPO. The Amended Perceptive Loan Agreement modified the repayment of all outstanding principal to be due at maturity on August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender’s legal fees and expenses. The Company accounted for the amendment as a modification.

On December 31, 2021, the first $10.0 million loan expired. The obligation of Perceptive Credit Holdings III, LP to make the second $10.0 million loan was subject to the making of the first loan. Because the Company did not draw the first loan, the second loan, which was required to be initiated on or before March 31, 2022 was forfeited.

For the three months ended March 31, 2022, the effective interest rate of the Amended Perceptive Loan was 14.59%. As of March 31, 2022 and 2021, the fair value of the Perceptive Loan approximates its carrying amount.

Future principal repayments on the Amended Perceptive Loan, as amended, as of March 31, 2022, are as follows:

Principal
(in thousands)
2026	$30,000
Total	$30,000

The Amended Perceptive Loan Agreement also includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. During the three months ended March 31, 2022, the Company was in compliance with all financial covenants and conditions required by the outstanding Amended Perceptive Loan Agreement.

On April 6, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Perceptive Loan Agreement. The Amendment extends the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to the Company having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The Amendment also extends the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) the Company having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) the closing market capitalization of the Company being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to the lender.

As a condition to entering into the Amendment, on April 6, 2022, the Company also amended the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2022 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2021 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by

Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of March 31, 2022.

The Company is subject to U.S. federal and various states income taxes. The federal returns for tax years 2018 through 2021 remain open to examination and the state returns remain subject to examination for tax years 2017 through 2021. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination.

12. Segment Information

The Company operates and reports its results in two business segments, Product and Software. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Company's Chief Operating Decision Maker ("CODM") for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measures of the Company’s reportable segments is primarily income (loss) from operations. Income (loss) from operations for each segment includes all revenues, related cost of net revenues, gross margin and operating expenses directly attributable to the segment.

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

The following tables present the Company’s segment information for the three months ended March 31:

	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$7,203	$1,830	$9,033	$5,809	$1,618	$7,427
Cost of sales	6,078	676	6,754	5,075	610	5,685
Gross profit	1,125	1,154	2,279	734	1,008	1,742
Gross margin	16%	63%	25%	13%	62%	23%
Operating expenses:
Selling, general and administrative	11,526	459	11,985	6,066	458	6,524
Research and development	4,431	419	4,850	4,639	407	5,046
Change in fair value of contingent earnout	—	—	—	14	—	14
Total operating expenses	15,957	878	16,835	10,719	865	11,584
Income (loss) from operations	$(14,832)	$276	$(14,556)	$(9,985)	$143	$(9,842)

Segment Assets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Product	$87,992	$104,588
Software	10,883	10,911
Total	$98,875	$115,499

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except shares and per share data)
Numerator:
Net loss attributable to common stock holders	$(15,522)	$(10,906)
Denominator:
Weighted-average shares outstanding – basic and diluted	26,405,252	1,205,314
Net loss per share – basic and diluted	$(0.59)	$(9.05)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	17,031,887
Stock options	3,024,956	2,957,860
RSUs	2,702,762	—
Warrants	331,503	180,819
Forward obligation	—	224,842
Total	6,059,221	20,395,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in the filings we make with Securities and Exchange Commission (the “SEC”) from time to time. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on leveraging the GentleWave System, the first and only FDA-cleared system for root canal therapy that employs a sterilized, single-use procedure instrument ("PI"), to transform root canal therapy ("RCT"), by addressing the limitations of conventional methods. The system utilizes our proprietary mechanism of action, which combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, to debride and disinfect deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The clinical benefits of our GentleWave System when compared to conventional methods of RCT include improved clinical outcomes, such as superior cleaning that is independent of root canal complexity and tooth anatomy, high and rapid rates of healing and minimal to no post- operative pain. In addition to the clinical benefits, the GentleWave System can improve the workflow and economics of dental practices. We began scaling commercialization of our current technology in 2017 and are focused on establishing the GentleWave Procedure as the standard of care for RCT. As of March 31, 2022, we had an installed base of approximately 850 GentleWave Systems that had performed more than 800,000 GentleWave patient procedures since commercialization.

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

On November 2, 2021, we completed our initial public offering (“IPO”) of 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million. As of March 31, 2022, we had cash and cash equivalents of $66.1 million, an accumulated deficit of $327.6 million, and $30.0 million in principal outstanding under our term loan facility. We generated revenue of $9.0 million and incurred a net loss of $15.5 million for the three months ended March 31, 2022, compared to revenue of $7.4 million and a net loss of $10.9 million for the three months ended March 31, 2021.

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

We believe that our cash and cash equivalents will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

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
•
System utilization: Our revenue is significantly impacted by the utilization of our GentleWave System. Our objective is to establish the GentleWave Procedure as the standard of care for RCT. To accomplish this, we plan to continue expanding our team of consumable sales representatives who are partnering with our customers to provide onboarding, onsite training and continuing education, to enhance practice efficiency and clinical workflow and to drive patient referral volumes. In April 2022, we announced the launch of CleanFlow PI, which is designed to work with our existing GentleWave system and has received 510(k) clearance from the FDA. We expect the CleanFlow PI to further increase utilization over time.
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
•
Commercial organization: As of March 31, 2022, our sales and customer support team consisted of approximately 81 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted our operations, revenue and overall financial condition, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. We continued to experience disruptions to our business during the three months ended March 31, 2022, as a result of customers' continuing reluctance to start root canal procedures in light of the ongoing risk posed by the virus. Our customers, including endodontists, have experienced significant financial hardship and some of them may never fully recover. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic also resulted in, and may in the future result in, significant disruption to the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

We have recently encountered disruptions in our supply of certain materials used in the final assembly and packaging of our PIs. We are engaged in activities to mitigate supply disruptions, but we have experienced a reduction in our safety stock levels and, if the supply disruptions persist, we may not be able to fully satisfy customer orders resulting in lower utilization. We are currently implementing alternative secondary source suppliers and packaging methods in order to ensure that we are able to source sufficient components and materials to manufacture our products. In the event that we are unable to implement new packaging methods or source sufficient components and materials from our current or future suppliers to manufacture enough of our products to satisfy demand, we may need to cease or slow down production and our business operations and financial condition may be materially harmed. Additionally, costs of certain materials and services have increased due to the increased demand and supply shortage. If such inflationary pressures in costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows.

The duration and ultimate economic impact of the COVID-19 pandemic on our business remains uncertain at this time. We expect that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant, and other related issues, including supply chain disruptions, would have a negative impact on our operations, revenue and overall financial condition.

Components of Our Results of Operations

Revenue

Our revenue consists primarily of product revenue and software revenue. We generate product revenue on the capital sale of our GentleWave console and recurring sales of our single-use PIs and accessories. To a lesser extent, we also derive product revenue from service and repair and extended warranty contracts with our existing customers. Software revenue relates to fees we receive for licensing our TDO practice management tool to dental practitioners. We expect our product revenue to increase in absolute dollars as we increase adoption and utilization of the GentleWave System, though revenues may fluctuate from quarter to quarter.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense under our outstanding term loan, and the remeasurement to fair value each reporting period, of our preferred stock warrant liabilities and our forward obligation recorded in connection with an asset acquisition. On completion of our IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were revalued and converted into warrants to purchase shares of common stock and the warrants liability was reclassified into stockholders’ equity. As a result, we are no longer required to remeasure the fair value of the common stock warrants at each reporting period. On completion of our IPO, the forward obligation was settled by the issuance of shares of common stock and will no longer require remeasurement at each reporting period.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table shows our results of operations for the three months ended March 31, 2022 and 2021, together with the dollar and percentage change in those items:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$9,033	$7,427	1,606	22%
Cost of sales	6,754	5,685	1,069	19%
Gross profit	2,279	1,742	537	31%
Gross margin	25%	23%
Operating expenses:
Selling, general and administrative	11,985	6,524	5,461	84%
Research and development	4,850	5,046	(196)	(4)%
Change in fair value of contingent earnout	—	14	(14)	(100)%
Total operating expenses	16,835	11,584	5,251	45%
Loss from operations	(14,556)	(9,842)	(4,714)	48%
Other expense, net:
Interest and financing costs, net	(966)	(1,064)	98	(9)%
Loss before income tax expense	(15,522)	(10,906)	(4,616)	42%
Income tax expense	—	—	—	—
Net loss	$(15,522)	$(10,906)	(4,616)	42%

Revenue

Our breakdown of revenue for the three months ended March 31, 2022 and 2021, respectively, is summarized below:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Product revenue	$7,203	$5,809	1,394	24%
Software revenue	1,830	1,618	212	13%
Total revenue	$9,033	$7,427	1,606	22%

Revenue increased $1.6 million, or 22%, for the three months ended March 31, 2022 from the comparable period in the prior year, with approximately $0.9 million of the increase attributable to higher sales volume and the rest to a higher average selling price. For the three months ended March 31, 2022, we generated $2.1 million and $4.3 million from the sale of GentleWave consoles and PIs, respectively, compared to $1.8 million and $3.3 million for the three months ended March 31, 2021, respectively. There were no significant changes in the Software segment revenue.

Cost of sales and Gross margin

Cost of sales increased $1.1 million, or 19%, for the three months ended March 31, 2022 from the comparable period in the prior year. The increase was primarily attributable to higher sales volume and costs relating to supply chain disruptions that were partially offset by higher absorption of manufacturing overhead expenses due to increased production volume. There were no significant changes in the Software segment cost of sales.

Gross margin increased 2% for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to higher average selling price and improved overhead absorption.

Selling, general and administrative expenses

SG&A expenses increased $5.5 million, or 84%, for the three months ended March 31, 2022 from the comparable period in the prior year, primarily driven by changes in our Product segment due to higher employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales, as well as additional expenses and fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses were relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. There were no significant changes in any major components of the R&D expenses.

Change in fair value of contingent earnout

There was no change in fair value of contingent earnout recorded for the three months ended March 31, 2022 as the contingent earnout period ended December 31, 2021 and final payment was made in February 2022.

Loss from operations

Loss from operations increased $4.7 million for the three months ended March 31, 2022 from the comparable period in the prior year, primarily due to increases in operating expenses in the Product segment as partially offset by higher sales and gross profit in the Product segment. The Software segment recorded income from operations of $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Interest and financing costs, net

There were no significant changes in interest and financing costs, net, for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years. As of March 31, 2022, we had cash and cash equivalents of $66.1 million, an accumulated deficit of $327.6 million, and $30.0 million in principal outstanding under our term loan facility. For the three months ended March 31, 2022 and 2021, our net losses from operations were $15.5 million and $10.9 million, respectively, and our net cash used in operating activities was $18.0 million and $13.1 million, respectively.

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

Funding requirements

We expect our operating expenses to increase for the foreseeable future as we continue to invest in expanding our sales and marketing infrastructure programs to both drive and support anticipated sales growth and product development. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to drive and support the anticipated growth in our organization. We will also incur additional expenses as we increase the size of our administrative function to support the growth of our business and operations as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force and expansion of our commercial organization;
•
the impact of the global COVID-19 pandemic, or any other pandemic, epidemic or infectious disease, on our business;
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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents, together with anticipated revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report. If our actual operating expenses significantly exceed our operating plan or our debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9), we may have to significantly delay or scale back our operations to reduce working capital requirements, and substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing certain of the our commercial efforts, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on the our ability to achieve certain of our planned objectives in fiscal year 2022.

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

Indebtedness

On June 23, 2017, we entered into a credit agreement and guaranty (the "Credit Agreement") with Perceptive Credit Holdings, LP, which provided for a delayed-draw term loan in an aggregate principal amount of $20.0 million. The initial loan of $10.0 million was made in a single borrowing on June 23, 2017. The interest rate for the loan is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with the loan, we granted a security interest in substantially all of our assets to the lender.

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

On December 31, 2021, the first tranche of $10.0 million loan expired. The obligation of Perceptive Credit Holdings III, LP to make the second tranche loan is subject to the making of the first tranche. Since the Company did not draw the first tranche, the second tranche available by March 31, 2022 has been forfeited.

As of March 31, 2022, we had an aggregate principal balance of $30.0 million outstanding under the New Credit Agreement and we were in compliance with all covenants and conditions under the New Credit Agreement.

On April 6, 2022, we entered into Amendment No. 1 to the New Credit Agreement (the "Amended New Credit Agreement") with Perceptive Credit Holdings III, LP. The Amended New Credit Agreement extends the first tranche of $10.0 million of the delayed borrowing date deadline from December 31, 2021 to September 30, 2022, subject to we having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The Amended New Credit Agreement also extends the second tranche of $10.0 million borrowing Date deadline from March 31, 2022 to June 30, 2023, subject to (i) we having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) our closing market capitalization being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to the lender.

As a condition to entering into the Amended New Credit Agreement, on April 6, 2022, we amended the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates under the Credit Agreement and New Credit Agreement to purchase an aggregate of 304,105 shares of our common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share.

Summary statement of cash flows

The following table summarizes the primary sources and uses of our cash flows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(18,045)	$(13,067)
Investing activities	(56)	(74)
Financing activities	(486)	(645)
Net decrease in cash and cash equivalents	$(18,587)	$(13,786)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.0 million for the three months ended March 31, 2022, primarily consisting of net loss of $15.5 million, non-cash items of $2.3 million and a net change in our net operating assets and liabilities of $4.8 million. Non-cash items primarily consisted of $0.7 million in depreciation and amortization and $1.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $2.0 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net cash used in operating activities was $13.1 million for the three months ended March 31, 2021, primarily consisting of net loss of $10.9 million, non-cash items of $1.5 million and a net change in our net operating assets and liabilities of $3.7 million. Non-cash items primarily consisted of $0.8 million in depreciation and amortization and $0.5 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to decrease in accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2022 and 2021, as a result of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used by financing activities was $0.5 million for the three months ended March 31, 2022, primarily resulting from the payment of the remainder of the IPO fees and contingent earnout. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2021, primarily due to payment of contingent earnout to the former owners of TDO.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the revenue generated, and expenses incurred, and related disclosures, during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to avail ourselves of this exemption and, therefore, for new or revised accounting standards applicable to public companies, we may delay adopting new or revised accounting standards until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (b) the date that we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the second quarter of that fiscal year, (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (d) the last day of the 2026 fiscal year.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. Except as set forth below, there have been no material changes to the risk factors previously described in our 2021 Annual Report on Form 10-K.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages, price fluctuations and quality issues that could negatively affect our business, financial condition and results of operations.

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

In addition, we have not been qualified or obtained necessary regulatory clearances for additional suppliers for most of the components, sub-assemblies and materials we require for our products. While we currently believe that alternative sources of supply or sterilization may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers or providers would be able to provide the quantity and quality of components, materials and sterilization that we would need to manufacture and ship our products if our existing suppliers and providers were unable to satisfy our requirements. To utilize other sources, we would need to identify and qualify new providers to our quality standards and obtain any additional regulatory clearances or approvals required to change providers, which could result in manufacturing delays and increase our expenses.

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

Quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could also impact the suppliers upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products. We have recently encountered disruptions in our supply of certain materials used in the final assembly and packaging of our Procedure Instruments. We are engaged in activities to mitigate supply disruptions, but we have experienced a reduction in our safety stock levels and, if the supply disruptions persist, we may not be able to fully satisfy customer orders resulting in lower utilization. We are currently implementing alternative secondary source suppliers and packaging methods in order to ensure that we are able to source sufficient components and materials to manufacture our products. In the event that we are unable to implement new packaging methods or source sufficient components and materials from our current or future suppliers to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed. Additionally, costs of certain materials and services have increased due to the increased demand and supply shortage. If such inflationary pressures in costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On October 28, 2021, our Registration Statement on Form S-1 (File No. 333-260136) relating to our IPO was declared effective by the SEC. We received aggregate net proceeds of $83.8 million, after deducting underwriters' discounts and commissions and offering expenses of $9.8 million. There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated November 1, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-260136) on November 1, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.1	4/7/2022
4.12	Schedule to Exhibit 4.11 - Form of Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.2	4/7/2022
4.13	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
10.1	Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty	8-K	001-40988	10.1	4/7/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: May 10, 2022	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 10, 2022	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)