Form 10-Q
period 2022-06-30
Sonendo, Inc.
filed 2022-08-10
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was9 required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2022, the registrant had 26,615,681 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,598	$84,641
Short-term investments	34,213	—
Accounts receivable, net	3,248	2,516
Inventory	12,653	8,150
Prepaid expenses and other current assets	4,010	3,552
Total current assets	71,722	98,859
Property and equipment, net	2,573	2,366
Operating lease right-of-use assets	2,417	2,746
Intangible assets, net	2,624	2,956
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$87,908	$115,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,355	$3,061
Accrued expenses	5,621	4,758
Accrued compensation	3,420	3,376
Operating lease liabilities	1,002	975
Other current liabilities	1,900	2,482
Total current liabilities	14,298	14,652
Operating lease liabilities, net of current	1,380	1,730
Term loan, net of current	26,648	26,496
Other liabilities	548	558
Total liabilities	42,874	43,436
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued — 26,615,909 shares as of June 30, 2022 and 26,383,225 shares as of December 31, 2021; outstanding — 26,569,220 shares as of June 30, 2022 and 26,336,536 shares as of December 31, 2021	27	26
Additional paid-in-capital	387,803	384,132
Accumulated other comprehensive loss	(42)	—
Accumulated deficit	(342,703)	(312,044)
	45,085	72,114
Less: Treasury stock	(51)	(51)
Total stockholders’ equity	45,034	72,063
Total liabilities and stockholders’ equity	$87,908	$115,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Product revenue	$8,442	$6,171	$15,645	$11,980
Software revenue	2,105	1,821	3,935	3,439
Total revenue	10,547	7,992	19,580	15,419
Cost of sales	7,994	5,899	14,748	11,584
Gross profit	2,553	2,093	4,832	3,835
Operating expenses:
Selling, general and administrative	12,822	7,381	24,807	13,905
Research and development	4,018	4,631	8,868	9,677
Change in fair value of contingent earnout	—	(21)	—	(7)
Total operating expenses	16,840	11,991	33,675	23,575
Loss from operations	(14,287)	(9,898)	(28,843)	(19,740)
Other expense, net:
Interest and financing costs, net	(850)	(1,084)	(1,816)	(2,148)
Change in fair value of warrant liabilities	—	(17)	—	(17)
Change in fair value of forward obligation	—	(150)	—	(150)
Loss before income tax expense	(15,137)	(11,149)	(30,659)	(22,055)
Income tax expense	—	—	—	—
Net loss	$(15,137)	$(11,149)	$(30,659)	$(22,055)
Other comprehensive loss (net of tax):
Unrealized loss on marketable securities	(42)	—	(42)	—
Net comprehensive loss	$(15,179)	$(11,149)	$(30,701)	$(22,055)
Net loss per share attributable to common stock – basic and diluted	$(0.57)	$(9.16)	$(1.16)	$(18.20)
Weighted-average shares outstanding – basic and diluted	26,468,515	1,217,759	26,437,058	1,211,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except shares amount)

	Common Stock			Additional	Accumulated		Total
			Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$—	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	—	242
Stock-based compensation	—	—	—	1,394	—	—	1,394
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	$26	$(51)	$385,768	$—	$(327,566)	$58,177
Employee stock plans	150,112	1	—	8	—	—	9
Stock-based compensation	—	—	—	1,954	—	—	1,954
Revaluation of warrants	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	(15,137)	(15,137)
Balance at June 30, 2022	26,569,220	$27	$(51)	$387,803	$(42)	$(342,703)	$45,034

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2020	17,031,887	$281,342	1,200,335	$2	$(51)	$9,703	$(263,545)	$(253,891)
Exercise of stock options	—	—	12,797	—	—	33	—	33
Stock-based compensation	—	—	—	—	—	494	—	494
Net loss	—	—	—	—	—	—	(10,906)	(10,906)
Balance at March 31, 2021	17,031,887	$281,342	1,213,132	$2	$(51)	$10,230	$(274,451)	$(264,270)
Exercise of stock options	—	—	10,214	—	—	56	—	56
Stock-based compensation	—	—	—	—	—	413	—	413
Net loss	—	—	—	—	—	—	(11,149)	(11,149)
Balance at June 30, 2021	17,031,887	$281,342	1,223,346	$2	$(51)	$10,699	$(285,600)	$(274,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,659)	$(22,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	761
Amortization of intangible assets	332	265
Amortization of right-of-use lease assets	552	477
Stock-based compensation	3,348	907
Change in fair value of warrant liabilities	—	17
Amortization of debt issuance costs	226	446
Change in fair value of forward obligation	—	150
Change in fair value of contingent earnout	—	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(732)	(346)
Inventory	(4,503)	(1,489)
Prepaid expenses and other assets	(458)	66
Accounts payable	(623)	(839)
Accrued expenses and other liabilities	642	(1,363)
Deferred revenue	(149)	(141)
Accrued compensation	44	(714)
Net cash used in operating activities	(31,503)	(23,865)
Cash flows from investing activities:
Purchases of short-term investments	(34,255)	—
Purchases of property and equipment	(794)	(230)
Acquisition of intangible assets	—	(1,297)
Net cash used in investing activities	(35,049)	(1,527)
Financing activities:
Payment of common stock issuance costs	(598)	—
Issuance of stock under employee stock plans	250	89
Payment of contingent earnout	(117)	(667)
Principal repayments on finance lease	(26)	(23)
Net cash used in financing activities	(491)	(601)
Net decrease in cash and cash equivalents	(67,043)	(25,993)
Cash and cash equivalents at beginning of period	84,641	51,722
Cash and cash equivalents at end of period	$17,598	$25,729

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,706	$1,709
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$223	$283

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

Liquidity and Management’s Plans

As of June 30, 2022, the Company had cash and cash equivalents of $17.6 million and short-term investments of $34.2 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of June 30,

2022 had an accumulated deficit of $342.7 million. During the six months ended June 30, 2022, the Company incurred net losses of $30.7 million and used $31.5 million of cash and cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and short-term investments, together with anticipated revenue and available debt financing arrangements, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. If the Company's actual operating expenses significantly exceed its operating plan or its debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9), the Company may have to significantly delay or scale back its operations to reduce working capital requirements, and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing the Company’s commercial efforts, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal year 2022.

COVID-19

The COVID-19 pandemic has negatively impacted our operations, revenue and overall financial condition, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. Our customers, including endodontists, have experienced significant financial hardship and some of them may never fully recover. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic also resulted in, and may in the future result in, significant disruption to the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. As of June 30, 2022, the COVID-19 pandemic did not trigger any asset impairments for the Company.

The duration and ultimate economic impact of the COVID-19 pandemic on our business remains uncertain at this time. We expect that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant, and other related issues including supply chain disruptions, would have a negative impact on our operations, revenue and overall financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less that can be liquidated without prior notice or penalty. Cash and cash equivalents may include US Treasury bills, deposits, money market funds and commercial paper.

Short-Term Investments

Short-term investments consist of available-for-sale U.S. Treasury securities, U.S. government agency securities, corporate bonds and commercial paper with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive gain (loss) in the Company’s condensed consolidated statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method.

The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Extended service contracts	$137	$251
Subscription software licenses	485	520
Total contract liabilities	$622	$771

Contract liabilities are included within other current liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended June 30, 2022 that was included in the contract liability balance as of December 31, 2021 was immaterial. Revenue recognized during the three months ended June 30, 2021 that was included in the contract liability balance as of December 31, 2020 was $0.3 million. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the contract liability balance as of December 31, 2021 and 2020 was $0.6 million and $0.8 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)
Product revenue recognized at a point in time	$8,266	$5,959	$15,293	$11,573
Product revenue recognized over time	176	212	352	407
Software revenue recognized at a point in time	545	344	764	518
Software revenue recognized over time	1,560	1,477	3,171	2,921
Total	$10,547	$7,992	$19,580	$15,419

No individual customer accounted for more than 10% of sales for the three or six months ended June 30, 2022 and 2021.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the three and six months ended June 30, 2022 and 2021, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty expenses expected to be incurred within 12 months from the date of sale are classified as other current liabilities while those expected to be incurred after 12 months from the date of sale are classified as other liabilities in the accompanying unaudited condensed consolidated balance sheets. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Balance at beginning of period	$1,615	$1,453	$1,620	$1,584
Provision for warranties issued	470	330	780	660
Warranty costs incurred	(355)	(387)	(670)	(848)
Balance at end of period	$1,730	$1,396	$1,730	$1,396

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the unaudited condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Current portion	$1,219	$1,132
Non-current portion	511	488
Total	$1,730	$1,620

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements.

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$8,091	$4,911
Work in process	382	270
Finished goods	4,180	2,969
Total inventory	$12,653	$8,150

The Company recorded a reserve for excess and obsolete inventory of $0.5 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.

Intangible assets, net

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	As of
	June 30, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$946	$1,499
Customer relationships (7 years)	2.8	1,910	1,012	898
Tradenames (10 years)	0.8	360	133	227
Total intangible assets	7.6	$4,715	$2,091	$2,624

	As of
	December 31, 2021
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$768	$1,677
Customer relationships (7 years)	2.8	1,910	875	1,035
Tradenames (10 years)	0.8	360	116	244
Total intangible assets	7.6	$4,715	$1,759	$2,956

Amortization expense was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, which were mostly recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for both the three months ended June 30, 2022 and 2021.

Amortization expense was $0.3 million, which were mostly recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for both the six months ended June 30, 2022 and 2021.

The following table presents estimated future annual amortization expense related to intangible assets, net as of June 30, 2022:

Future Intangible Asset Amortization Expenses
(in thousands)
2022 (remaining six months)	$332
2023	618
2024	442
2025	386
2026 and thereafter	846
Total future amortization expense	$2,624

4. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities, warrant liabilities, forward obligation, contingent earnout, and a term loan. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,299	$12,299	$—	$—
Commercial paper	4,191	—	4,191	—
Total cash equivalents at fair value	16,490	12,299	4,191	—
Short-term investments:
U.S. Treasury securities	4,989	4,989	—	—
U.S. Government agency securities	10,004	10,004	—	—
Commercial paper and corporate bonds	19,220	—	19,220	—
Total short-term investments at fair value	34,213	14,993	19,220	—
Total assets at fair value	$50,703	$27,292	$23,411	$—

	As of
	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$84,102	$84,102	$—	$—
Liabilities:
Contingent earnout	$524	$—	$—	$524

The following table summarizes the Company's short-term investments, considered available-for-sale, as of June 30, 2022. The Company did not hold any short-term investments as of December 31, 2021.

	June 30, 2022
	Fair Value	Cost Basis	Unrealized Losses Recognized in AOCI
Short-term investments:
U.S. Treasury securities	$4,989	$4,993	$(4)
U.S. Government agency securities	10,004	10,037	(33)
Commercial paper and corporate bonds	19,220	19,225	(5)
Total short-term investments at fair value	$34,213	$34,255	$(42)

Recurring liabilities included in Level 3 for the periods presented consisted of a contingent earnout.

The following tables present the rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs:

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2021	$—	$—	$524	$524
Payment of contingent earnout	—	—	(524)	(524)
June 30, 2022	$—	$—	$—	$—

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2020	$1,914	$2,750	$930	$5,594
Payment of contingent earnout	—	—	(681)	(681)
Change in fair value	17	150	7	174
June 30, 2021	$1,931	$2,900	$256	$5,087

There were no transfers in or out of Level 3 during the six months ended June 30, 2022 and 2021.

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

Prior to the Company's IPO in November 2021, the Company recognized warrants to purchase shares of convertible preferred stock as liabilities, reflecting deemed liquidation provisions of the convertible preferred stock considered contingent redemption provisions that were not solely within the Company's control. Upon the closing of the IPO, the contingent redemption provisions were removed with the automatic conversion of the underlying preferred stock to common stock, and the Company revalued the convertible preferred stock warrants and reclassified the liability to stockholders' equity. The common stock warrants are no longer subject to remeasurement subsequent to the IPO.

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. The amendment resulted in revaluation of warrants that was recognized in additional paid-in capital on the unaudited condensed consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2022.

Warrants issued and outstanding at December 31, 2021 included the following:

Number of warrants	Exercise price per share
27,397	$10.95
54,793	$17.80
249,313	$20.08
331,503

As of June 30, 2021, warrants fully vested and outstanding had estimated fair values ranging from $7.35 to $12.62. Fair values were determined using the Black-Scholes option-pricing model with the following input assumptions for the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Expected volatility range (weighted average)	79.10% to 85.51% (80.38%)
Dividend yield	0.00%
Risk-free interest rates range (weighted average)	0.35% to 1.31% (1.12%)
Expected term range (average)	2.50 years to 8.27 years (6.80 years)

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

6. Stock-based Compensation Expense

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for equity-settled awards by type (i.e. stock options, restricted stock units ("RSUs"), and rights to purchase shares of common stock under the Company's Employee Stock Purchase Plan ("ESPP")) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)
Options	$917	$413	$1,800	$907
RSUs	1,024	—	1,535	—
ESPP	13	—	13	—
Total stock-based compensation expense	$1,954	$413	$3,348	$907

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$140	$46	$241	$107
Selling, general and administrative	1,407	249	2,385	541
Research and development	407	118	722	259
Total stock-based compensation expense	$1,954	$413	$3,348	$907

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2022.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$8,040	2.8
RSUs	13,961	3.6
Total unamortized compensation cost	$22,001

As of June 30, 2022, the total unamortized compensation cost related to the ESPP was not material.

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2021	3,119,993	$7.59
Granted	297,516	$1.73
Forfeited	(66,588)	$9.21
Exercised	(69,556)	$3.60		$140
Options outstanding, June 30, 2022	3,281,365	$7.10	7.1	$86
Options vested and exercisable, June 30, 2022	1,685,444	$5.44	5.6	$86
Vested and expected to vest after June 30, 2022	3,088,948	$6.99	7.0	$86

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $1.16 per share and $8.00 per share, respectively.

The following table summarizes the non-vested stock options as of June 30, 2022 and December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2021	1,632,852	$7.09
Non-vested Options, June 30, 2022	1,595,921	$6.11

The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $1.8 million and $1.0 million, respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the three and six months ended June 30, 2022, the Company did not repurchase shares. There was no material amount of shares of common stock subject to repurchase as of June 30, 2022. Cash received for the early exercise of unvested stock options is initially recorded as a liability and is released to equity over the vesting period. During the six months ended June 30, 2022 and 2021, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	338,149	$9.37
Granted	3,158,112	$4.69
Exercised	(73,515)	$8.67
Forfeited	(82,201)	$6.06
RSUs outstanding, June 30, 2022	3,340,545	$5.05

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

As of June 30, 2022, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2022 (remaining six months)	$633
2023	1,089
2024	681
2025	169
2026 and thereafter	23
Total future minimum lease payments	2,595
Less: Imputed Interest	(213)
Present value of operating lease liabilities	$2,382
Less: Current portion	1,002
Long-term operating lease liabilities	$1,380

Weighted average remaining lease term in years	2.45
Weighted average discount rate	7.55%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)
Rent expense	$320	$260	$637	$589
Variable lease costs	27	5	53	47
Total	$347	$265	$690	$636

Cash paid for operating leases	$317	$280	$630	$578

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$58	$47	$116	$107
Selling, general and administrative	289	218	574	529
Total	$347	$265	$690	$636

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

9. Term Loan

Perceptive loan

On August 23, 2021, the Company entered into a fifth amendment to the Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, the Company entered into an amended and restated credit agreement and guaranty with Perceptive (the "Amended Perceptive Loan Agreement"), which provides for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan"), and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender’s legal fees and expenses. The Company accounted for the amendment as a modification.

In connection with the Amended Perceptive Loan Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share to Perceptive. Upon the closing of our IPO, this convertible preferred stock warrant was converted to a warrant to purchase 150,685 shares of our common stock at a purchase price of $20.08 per share.

On December 31, 2021, the first $10.0 million loan expired. The obligation of Perceptive Credit Holdings III, LP to make the second $10.0 million loan was subject to the making of the first loan. Because the Company did not draw the first loan, the second loan, which was required to be initiated on or before June 30, 2022 would have been forfeited.

On April 6, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Perceptive Loan Agreement. The Amendment extends the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to the Company having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date, and the Company borrowed this tranche on July 29, 2022. The Amendment also extends the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) the Company having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) the closing market capitalization of the Company being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive.

As a condition to entering into the Amendment, on April 6, 2022, the Company also amended the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. In August 2022, a portion of these warrants representing 153,421 shares were transferred to a third party and its affiliates.

For the six months ended June 30, 2022, the effective interest rate of the Amended Perceptive Loan, as amended, was 14.70%. As of June 30, 2022 and 2021, the fair value of the Amended Perceptive Loan, as amended, approximates its carrying amount.

Future principal repayments on the Amended Perceptive Loan, as amended, as of June 30, 2022, are as follows:

Principal
(in thousands)
2026	$30,000
Total	$30,000

The Amended Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. During the six months ended June 30, 2022, the Company was in compliance with all financial covenants and conditions required by the outstanding Amended Perceptive Loan Agreement, as amended.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2022 based on the current assessment that it is not more likely than not that these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2021 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of June 30, 2022.

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

The following tables present the Company’s segment information for the three and six months ended June 30, 2022 and 2021:

	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$8,442	$2,105	$10,547	$6,171	$1,821	$7,992
Cost of sales	7,385	609	7,994	5,333	566	5,899
Gross profit	1,057	1,496	2,553	838	1,255	2,093
Gross margin	13%	71%	24%	14%	69%	26%
Operating expenses:
Selling, general and administrative	12,243	579	12,822	6,866	515	7,381
Research and development	3,552	466	4,018	4,222	409	4,631
Change in fair value of contingent earnout	—	—	—	(21)	—	(21)
Total operating expenses	15,795	1,045	16,840	11,067	924	11,991
(Loss) income from operations	$(14,738)	$451	$(14,287)	$(10,229)	$331	$(9,898)

	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$15,645	$3,935	$19,580	$11,980	$3,439	$15,419
Cost of sales	13,463	1,285	14,748	10,408	1,176	11,584
Gross profit	2,182	2,650	4,832	1,572	2,263	3,835
Gross margin	14%	67%	25%	13%	66%	25%
Operating expenses:
Selling, general and administrative	23,770	1,037	24,807	12,932	973	13,905
Research and development	7,983	885	8,868	8,861	816	9,677
Change in fair value of contingent earnout	—	—	—	(7)	—	(7)
Total operating expenses	31,753	1,922	33,675	21,786	1,789	23,575
(Loss) income from operations	$(29,571)	$728	$(28,843)	$(20,214)	$474	$(19,740)

Segment Assets:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Product	$77,269	$104,588
Software	10,639	10,911
Total	$87,908	$115,499

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands, except shares and per share data)
Numerator:
Net loss attributable to common stock holders	$(15,137)	$(11,149)	$(30,659)	$(22,055)
Denominator:
Weighted-average shares outstanding – basic and diluted	26,468,515	1,217,759	26,437,058	1,211,571
Net loss per share – basic and diluted	$(0.57)	$(9.16)	$(1.16)	$(18.20)

The Company incurred a net loss for the periods presented and as a result, all outstanding equity awards and warrants have been excluded from such periods because including them would be anti-dilutive. See outstanding equity awards in Note 6, Stock-based Compensation Expense and warrants in Note 4, Fair Value of Financial Instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in the filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed the GentleWave System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. Our initial focus is on leveraging the GentleWave System, the first and only FDA-cleared system for root canal therapy that employs a sterilized, single-use procedure instrument ("PI"), to transform root canal therapy ("RCT"), by addressing the limitations of conventional methods. The system utilizes our proprietary mechanism of action, which combines procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics, to debride and disinfect deep regions of the complex root canal system in a less invasive procedure that preserves tooth structure. The clinical benefits of our GentleWave System when compared to conventional methods of RCT include improved clinical outcomes, such as superior cleaning that is independent of root canal complexity and tooth anatomy, high and rapid rates of healing and minimal to no post-operative pain. In addition to the clinical benefits, the GentleWave System can improve the workflow and economics of dental practices. We began scaling commercialization of our current technology in 2017 and are focused on establishing the GentleWave Procedure as the standard of care for RCT. As of June 30, 2022, we had an installed base of approximately 900 GentleWave Systems that had performed more than 900,000 GentleWave patient procedures since commercialization. In April 2022, we announced the launch of CleanFlow PI, which is designed to work with our existing GentleWave system and has received 510(k) clearance from the FDA.

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

On November 2, 2021, we completed our initial public offering (“IPO”) of 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million. As of June 30, 2022, we had cash and cash equivalents of $17.6 million, short-term investments of $34.2 million, an accumulated deficit of $342.7 million, and $30.0 million in principal outstanding under our term loan facility. We generated revenue of $19.6 million and incurred a net loss of $30.7 million for the six months ended June 30, 2022, compared to revenue of $15.4 million and a net loss of $22.1 million for the six months ended June 30, 2021.

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

We believe that our cash and cash equivalents and short-term investments, together with anticipated revenue and available debt financing arrangements, will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

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
•
Commercial organization: As of June 30, 2022, our sales and customer support team consisted of approximately 81 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

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

We have mitigated the disruptions in our supply of certain materials used in the final assembly and packaging of our PIs encountered in the first quarter of 2022. We regularly explore different opportunities to implement alternative secondary source suppliers and packaging methods in order to ensure cost effectiveness and that we are able to source sufficient components and materials to manufacture our products. In the event that we are unable to implement new packaging methods or source sufficient components and materials from our current or future suppliers to manufacture enough of our products to satisfy demand, we may need to cease or slow down production and our business operations and financial condition may be materially harmed. Additionally, costs of certain materials and services have increased due to the increased demand and supply shortage. If such inflationary pressures in costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows.

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

Cost of Sales and Gross Margin

Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include personnel compensation, including stock-based compensation expenses, facilities, the cost of production equipment and operations supervision, quality control, material procurement and intangible assets amortization. We provide a two-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from period to period.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses consist primarily of personnel compensation, including stock-based compensation, related to selling, marketing, professional education, administration, finance, information technology, legal, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses, though it may fluctuate from period to period. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense under our outstanding term loan, investment income, and the remeasurement of our preferred stock warrant liabilities and our forward obligation recorded in connection with an asset acquisition. On completion of our IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were revalued and converted into warrants to purchase shares of common stock and the warrants liability was reclassified into stockholders’ equity. As a result, we are no longer required to remeasure the fair value of the common stock warrants at each reporting period. On completion of our IPO, the forward obligation was settled by the issuance of shares of common stock and will no longer require remeasurement at each reporting period.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table shows our results of operations for the three months ended June 30, 2022 and 2021, together with the dollar and percentage change in those items:

	Three Months Ended		Change
	June 30,	June 30,
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$10,547	$7,992	2,555	32%
Cost of sales	7,994	5,899	2,095	36%
Gross profit	2,553	2,093	460	22%
Gross margin	24%	26%
Operating expenses:
Selling, general and administrative	12,822	7,381	5,441	74%
Research and development	4,018	4,631	(613)	(13)%
Change in fair value of contingent earnout	—	(21)	21	(100)%
Total operating expenses	16,840	11,991	4,849	40%
Loss from operations	(14,287)	(9,898)	(4,389)	44%
Other expense, net:
Interest and financing costs, net	(850)	(1,084)	234	(22)%
Change in fair value of warrant liabilities	—	(17)	17	(100)%
Change in fair value of forward obligation	—	(150)	150	(100)%
Loss before income tax benefit	(15,137)	(11,149)	(3,988)	36%
Net loss	$(15,137)	$(11,149)	(3,988)	36%

The following table shows our results of operations for the six months ended June 30, 2022 and 2021, together with the dollar and percentage change in those items:

	Six Months Ended		Change
	June 30,	June 30,
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$19,580	$15,419	4,161	27%
Cost of sales	14,748	11,584	3,164	27%
Gross profit	4,832	3,835	997	26%
Gross margin	25%	25%
Operating expenses:
Selling, general and administrative	24,807	13,905	10,902	78%
Research and development	8,868	9,677	(809)	(8)%
Change in fair value of contingent earnout	—	(7)	7	(100)%
Total operating expenses	33,675	23,575	10,100	43%
Loss from operations	(28,843)	(19,740)	(9,103)	46%
Other expense, net:
Interest and financing costs, net	(1,816)	(2,148)	332	(15)%
Change in fair value of warrant liabilities	—	(17)	17	(100)%
Change in fair value of forward obligation	—	(150)	150	(100)%
Loss before income tax expense	(30,659)	(22,055)	(8,604)	39%
Net loss	$(30,659)	$(22,055)	(8,604)	39%

Revenue

Our breakdown of revenue for the three and six months ended June 30, 2022 and 2021, respectively, is summarized below:

	Three Months Ended		Change
	June 30,	June 30,
	2022	2021	$	%
	(in thousands, except percentages)
Product revenue	$8,442	$6,171	2,271	37%
Software revenue	2,105	1,821	284	16%
Total revenue	$10,547	$7,992	2,555	32%

	Six Months Ended		Change
	June 30,	June 30,
	2022	2022	$	%
	(in thousands, except percentages)
Product revenue	$15,645	$11,980	3,665	31%
Software revenue	3,935	3,439	496	14%
Total revenue	$19,580	$15,419	4,161	27%

Revenue increased $2.6 million, or 32%, for the three months ended June 30, 2022 compared to the prior year period, primarily driven by growth in sales volumes which generated approximately $1.8 million increase in revenue and an increase in average selling price of PIs of approximately 8%. For the three months ended June 30, 2022, we generated $2.7 million and $4.8 million from the sale of GentleWave consoles and PIs, respectively, compared to $1.7 million and $3.7 million for the three months ended June 30, 2021, respectively. There were no significant changes in the Software segment revenue.

Revenue increased $4.2 million, or 27%, for the six months ended June 30, 2022 compared to the prior year period, primarily driven by growth in sales volume which generated approximately $2.7 million increase in revenue and an increase in average selling price of PIs of approximately 8%. For the six months ended June 30, 2022, we generated $4.8 million and $9.1 million from the sale of GentleWave consoles and PIs, respectively, compared to $3.5 million and $7.0 million for the six months ended June 30, 2021, respectively. There were no significant changes in the Software segment revenue.

Cost of sales and gross margin

Cost of sales increased $2.1 million, or 36%, and $3.2 million, or 27%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to higher sales volume. During the three months ended June 30, 2022, cost of sales on per unit basis also slightly increased, resulting from operational inefficiency due to disruption in the supply chain. There were no significant changes in the Software segment cost of sales.

Gross margin slightly decreased 2% for the three months ended June 30, 2022 compared to the prior year period, primarily due to higher cost of sales on a per unit basis as aforementioned. Gross margin remained consistent for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Selling, general and administrative expenses

SG&A expenses increased $5.4 million, or 74%, and $10.9 million, or 78%, for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, primarily driven by changes in our Product segment due to higher employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales, as well as additional expenses and fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses for both the three and six months ended June 30, 2022 were moderate compared to the prior year periods, mainly reflecting lower spending on product development and lower salaries resulting from lower headcount. There were no significant changes in any major components of the R&D expenses.

Change in fair value of contingent earnout

There was no change in fair value of contingent earnout recorded for either the three or six months ended June 30, 2022 as the contingent earnout period ended December 31, 2021 and final payment was made in February 2022.

Loss from operations

Loss from operations increased $4.4 million for the three months ended June 30, 2022 compared to the prior year period, primarily due to increases in operating expenses in the Product segment as partially offset by higher sales and gross profit in the Product segment. The Software segment recorded income from operations of $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively.

Loss from operations increased $9.1 million for the six months ended June 30, 2022 compared to the prior year period, primarily due to increases in operating expenses in the Product segment as partially offset by higher sales and gross profit in the Product segment. The Software segment recorded income from operations of $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively.

Other expense, net

Total other expense net for both three and six months ended June 30, 2022 slightly decreased compared to the prior year periods, mainly due to interest income from our short-term investments and lower effective interest rate resulting from the amendment to our Perceptive loan (as described below).

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years. As of June 30, 2022, we had cash and cash equivalents of $17.6 million, short-term investments of $34.2 million, an accumulated deficit of $342.7 million, and $30.0 million in principal outstanding under our term loan facility. As of June 30, 2021, we had cash and cash equivalents of $25.7 million, an accumulated deficit of $285.6 million, and $30.0 million in principal outstanding on our term facility. For the three months ended June 30, 2022 and 2021, our net losses from operations were $15.1 million and $11.1 million, respectively. For the six months ended June 30, 2022 and 2021, our net losses from operations were $30.7 million and $22.1 million, respectively, and our net cash used in operating activities was $31.5 million and $23.9 million, respectively.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents, short-term investments, together with anticipated revenue and available debt financing arrangements, will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report. If our actual operating expenses significantly exceed our operating plan or our debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), we may have to significantly delay or scale back our operations to reduce working capital requirements, and substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing certain of our commercial efforts, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal year 2022.

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

Indebtedness

On August 23, 2021, we entered into a fifth amendment to the Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, we entered into an amended and restated credit agreement and guaranty (the "New Credit Agreement") with Perceptive Credit Holdings III, LP (the "Amended Perceptive Loan Agreement"), which provides for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan") and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender's legal fees and expenses. The Company accounted for the amendment as a modification.

In connection with the Amended Perceptive Loan Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share to Perceptive. Upon the closing of our IPO, this convertible preferred stock warrant was converted to a warrant to purchase 150,685 shares of our common stock at a purchase price of $20.08 per share.

On December 31, 2021, the first $10.0 million loan expired. The obligation of Perceptive to make the second $10.0 million loan was subject to the making of the first loan. Because we did not draw the first loan, the second loan, which was required to be initiated on or before June 30, 2022 would have been forfeited.

On April 6, 2022, we entered into Amendment No. 1 (the "Amendment") to the Amended Perceptive Loan Agreement. The Amendment extends the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to our having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date, and we borrowed this tranche on July 29, 2022. The Amendment also extends the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) our having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) our closing market capitalization being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive.

As a condition to entering into the Amendment, on April 6, 2022, we also amended the warrants previously issued to Perceptive and certain of its affiliates to purchase an aggregate of 304,105 shares of our common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. In August, 2022, a portion of these warrants representing 153,421 shares were transferred to a third party and its affiliates.

The interest rate for amounts borrowed under the Amended Perceptive Loan Agreement, as amended, is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with the Amended Perceptive Loan Agreement, as amended, we also entered into an amended and restated security agreement and granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Amended Perceptive Loan Agreement, as amended, includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2021 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the New Credit Agreement.

The Amended Perceptive Loan Agreement, as amended, contains events of default, including, without limitation, events of default upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Amended Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

As of June 30, 2022, we had an aggregate principal balance of $30.0 million outstanding under the Amended Perceptive Loan Agreement, as amended, and we were in compliance with all covenants and conditions under such agreement.

Summary Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flows:

	Six Months Ended
	June 30,	June 30,
	2022	2021
	(in thousands)
Net cash used in:
Operating activities	$(31,503)	$(23,865)
Investing activities	(35,049)	(1,527)
Financing activities	(491)	(601)
Net decrease in cash and cash equivalents	$(67,043)	$(25,993)

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.5 million for the six months ended June 30, 2022, primarily consisting of net loss of $30.7 million , non-cash items of $4.9 million and a net change in our net operating assets and liabilities of $5.8 million. Non-cash items primarily consisted of $1.6 million in depreciation and amortization and $3.3 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $4.5 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net cash used in operating activities was $23.9 million for the six months ended June 30, 2021, primarily consisting of net loss of $22.1 million, non-cash items of $3.2 million and a net change in our net operating assets and liabilities of $5.1 million. Non-cash items primarily consisted of $1.9 million in depreciation and amortization and $0.9 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $1.7 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35.0 million for the six months ended June 30, 2022, as a result of purchases of short-term investments and property and equipment. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2021, as a result of an acquisition of intangible assets and purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used by financing activities was $0.5 million for the six months ended June 30, 2022, primarily resulting from the payment of the remainder of the IPO fees and contingent earnout. Net cash used in financing activities was $0.6 million for the six months ended June 30, 2021, primarily due to payment of contingent earnout upon achieving sales objectives.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Form of Credit Agreement Warrant to Purchase Stock (Perceptive Credit Holdings, III, LP)	8-K	001-40988	4.1	4/7/2022
4.12	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)					*
4.13	Schedule of Holders of Credit Agreement Warrants to Purchase Stock					*
4.14	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: August 10, 2022	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 10, 2022	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)