Form 10-Q
period 2022-09-30
Sonendo, Inc.
filed 2022-11-09
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 49,756,666 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our business, financial condition, results of operations and growth have been adversely impacted by the effects of the COVID-19 pandemic and may be adversely impacted by COVID-19 or another pandemic, epidemic or infectious disease outbreak in the future.
•
We may need additional funding to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.
•
We have a history of recurring losses and accumulated deficit. Our ability to continue as a going concern may require that we obtain additional funding to finance our operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,512	$84,641
Short-term investments	37,074	—
Accounts receivable, net	3,349	2,516
Inventory	15,185	8,150
Prepaid expenses and other current assets	2,911	3,552
Total current assets	127,031	98,859
Property and equipment, net	2,739	2,366
Operating lease right-of-use assets	2,140	2,746
Intangible assets, net	2,458	2,956
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$142,940	$115,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,057	$3,061
Accrued expenses	5,098	4,758
Accrued compensation	3,959	3,376
Operating lease liabilities	982	975
Other current liabilities	2,249	2,482
Total current liabilities	14,345	14,652
Operating lease liabilities, net of current	1,121	1,730
Term loan, net of current	36,599	26,496
Other liabilities	519	558
Total liabilities	52,584	43,436
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued — 49,803,355 shares as of September 30, 2022 and 26,383,225 shares as of December 31, 2021; outstanding — 49,756,666 shares as of September 30, 2022 and 26,336,536 shares as of December 31, 2021	50	26
Additional paid-in-capital	448,648	384,132
Accumulated other comprehensive loss	(49)	—
Accumulated deficit	(358,242)	(312,044)
	90,407	72,114
Less: Treasury stock	(51)	(51)
Total stockholders’ equity	90,356	72,063
Total liabilities and stockholders’ equity	$142,940	$115,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Product revenue	$7,795	$6,186	$23,440	$18,166
Software revenue	2,051	1,701	5,986	5,140
Total revenue	9,846	7,887	29,426	23,306
Cost of sales	7,528	5,838	22,276	17,422
Gross profit	2,318	2,049	7,150	5,884
Operating expenses:
Selling, general and administrative	12,586	8,495	37,393	22,400
Research and development	4,328	4,633	13,196	14,310
Change in fair value of contingent earnout	—	19	—	12
Total operating expenses	16,914	13,147	50,589	36,722
Loss from operations	(14,596)	(11,098)	(43,439)	(30,838)
Other expense, net:
Interest and financing costs, net	(943)	(1,076)	(2,759)	(3,224)
Change in fair value of warrant liabilities	—	(159)	—	(176)
Change in fair value of forward obligation	—	(400)	—	(550)
Loss before income tax expense	(15,539)	(12,733)	(46,198)	(34,788)
Income tax expense	—	—	—	—
Net loss	$(15,539)	$(12,733)	$(46,198)	$(34,788)
Other comprehensive loss (net of tax):
Unrealized loss on marketable securities	(7)	—	(49)	—
Net comprehensive loss	$(15,546)	$(12,733)	$(46,247)	$(34,788)
Net loss per share attributable to common stock – basic and diluted	$(0.47)	$(10.33)	$(1.61)	$(28.54)
Weighted-average shares outstanding – basic and diluted	33,116,536	1,232,921	28,688,018	1,218,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except shares amount)

	Common Stock			Additional	Accumulated		Total
			Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$—	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	—	242
Stock-based compensation	—	—	—	1,394	—	—	1,394
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	$26	$(51)	$385,768	$—	$(327,566)	$58,177
Employee stock plans	150,112	1	—	8	—	—	9
Stock-based compensation	—	—	—	1,954	—	—	1,954
Revaluation of warrants	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	(15,137)	(15,137)
Balance at June 30, 2022	26,569,220	$27	$(51)	$387,803	$(42)	$(342,703)	$45,034
Employee stock plans	141,910	—	—	2	—	—	2
Issuance of common stock, net of issuance costs	23,045,536	23	—	20,545	—	—	20,568
Issuance of pre-funded warrants, net of issuance costs	—	—	—	38,575	—	—	38,575
Stock-based compensation	—	—	—	1,723	—	—	1,723
Unrealized loss on short-term investments	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(15,539)	(15,539)
Balance at September 30, 2022	49,756,666	$50	$(51)	$448,648	$(49)	$(358,242)	$90,356

	Convertible Preferred Stock		Common Stock			Additional		Total
					Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance at December 31, 2020	17,031,887	$281,342	1,200,335	$2	$(51)	$9,703	$(263,545)	$(253,891)
Exercise of stock options	—	—	12,797	—	—	33	—	33
Stock-based compensation	—	—	—	—	—	494	—	494
Net loss	—	—	—	—	—	—	(10,906)	(10,906)
Balance at March 31, 2021	17,031,887	$281,342	1,213,132	$2	$(51)	$10,230	$(274,451)	$(264,270)
Exercise of stock options	—	—	10,214	—	—	56	—	56
Stock-based compensation	—	—	—	—	—	413	—	413
Net loss	—	—	—	—	—	—	(11,149)	(11,149)
Balance at June 30, 2021	17,031,887	$281,342	1,223,346	$2	$(51)	$10,699	$(285,600)	$(274,950)
Exercise of stock options	—	—	35,599	—	—	86	—	86
Stock-based compensation	—	—	—	—	—	541	—	541
Net loss	—	—	—	—	—	—	(12,733)	(12,733)
Balance at September 30, 2021	17,031,887	$281,342	1,258,945	$2	$(51)	$11,326	$(298,333)	$(287,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,198)	$(34,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	744	1,109
Amortization of intangible assets	498	420
Amortization of right-of-use lease assets	829	726
Amortization of debt issuance costs	327	655
Stock-based compensation	5,071	1,448
Change in fair value of warrant liabilities	—	176
Loss on disposal of assets	—	2
Change in fair value of forward obligation	—	550
Change in fair value of contingent earnout	—	12
Other non-cash operating activities, net	(158)	113
Changes in operating assets and liabilities:
Accounts receivable, net	(833)	20
Inventory	(7,086)	(3,011)
Prepaid expenses and other assets	641	(575)
Accounts payable	(1,039)	20
Accrued expenses and other liabilities	(409)	(276)
Deferred revenue	204	(158)
Accrued compensation	583	(323)
Net cash used in operating activities	(46,826)	(33,880)
Cash flows from investing activities:
Purchases of available-for-sale securities	(45,664)	—
Proceeds from maturities of available-for-sale securities	8,700	—
Purchases of property and equipment	(1,031)	(485)
Acquisition of intangible assets	—	(1,297)
Net cash used in investing activities	(37,995)	(1,782)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	20,623	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	38,722	—
Proceeds from debt, net of issuance costs	9,850	—
Issuance of stock under employee stock plans	252	175
Payment of common stock IPO issuance costs	(598)	—
Principal repayments on finance lease	(40)	(35)
Payment of contingent earnout	(117)	(667)
Payment of deferred offering costs	—	(1,335)
Deferred financing costs	—	(450)
Net cash provided by (used in) financing activities	68,692	(2,312)
Net decrease in cash and cash equivalents	(16,129)	(37,974)
Cash and cash equivalents at beginning of period	84,641	51,722
Cash and cash equivalents at end of period	$68,512	$13,748

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,804	$2,577
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$223	$362
Lease liabilities recorded for operating lease right-of-use assets	$(223)	$(362)
Fair value of preferred stock warrants issued	$—	$2,134
Deferred offering costs included in accrued expenses	$—	$538
Unpaid deferred financing costs	$—	$50

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.

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

On November 2, 2021, the Company completed its initial public offering (“IPO”) of 7.8 million shares of its common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were $83.8 million. On November 2, 2021, the Company amended and restated its certificate of incorporation to provide for, among other things, the Company’s authorized capital stock to consist of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In addition, upon the closing of the IPO, all 17,031,887 outstanding shares of the Company’s convertible preferred stock were converted into an equal number of shares of common stock, 224,842 shares of common stock were issued in connection with the settlement of the outstanding forward obligation and warrants to purchase 331,503 shares of convertible preferred stock were converted into equal number of warrants to purchase shares of common stock. The amended and restated certificate of incorporation defines the voting rights, dividends, liquidation, rights and preferences of each class of stock.

Private Placement

On September 27, 2022, the Company completed a private placement (the "Private Placement"), issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.1 million. See Note 5, Convertible Preferred Stock and Common Stock, for additional information.

Liquidity and Management’s Plans

As of September 30, 2022, the Company had cash and cash equivalents of $68.5 million and short-term investments of $37.1 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of September 30, 2022 had an accumulated deficit of $358.2 million. During the nine months ended September 30, 2022, the Company incurred net losses of $46.2 million and used $46.8 million of cash and cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of its products and achieves a level of revenues adequate to support its operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and short-term investments, together with anticipated revenue and available debt financing arrangements, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. If the Company's actual operating expenses significantly exceed its operating plan or its debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9), the Company may have to significantly delay or scale back its operations to reduce working capital requirements, and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing the Company’s commercial efforts, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives.

COVID-19

The COVID-19 pandemic has negatively impacted the Company's operations, revenue and overall financial condition, and may negatively impact its operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. The Company's customers, including endodontists, have experienced significant financial hardship and some of them may never fully recover. The Company has also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use its GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of its clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic also resulted in, and may in the future result in, significant disruption to the global financial markets, reducing its ability to access capital, which could in the future negatively affect its liquidity. As of September 30, 2022, the COVID-19 pandemic did not trigger any asset impairments for the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less that can be liquidated without prior notice or penalty. Cash and cash equivalents may include U.S. Treasury bills, deposits, money market funds and commercial paper.

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

Product revenue is generated from sales of the GentleWave console and related PIs and accessories. Software revenue is generated from sales of The Digital Office ("TDO") endodontist practice management software licenses. The Company’s products are sold primarily in the United States and Canada directly to customers through its field sales force.

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

All non-income government-assessed taxes (sales and use taxes) collected from the Company’s customers and remitted to governmental agencies are recorded in accrued expenses until they are remitted to the government agency.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Extended service contracts	$315	$251
Subscription software licenses	660	520
Total contract liabilities	$975	$771

Contract liabilities are included within other current liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the contract liability balance as of December 31, 2021 and 2020 was immaterial for each period. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the contract liability balance as of December 31, 2021 and 2020 was $0.6 million and $0.9 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Product revenue recognized at a point in time	$7,616	$5,992	$22,909	$17,565
Product revenue recognized over time	179	194	531	601
Software revenue recognized at a point in time	469	150	1,233	668
Software revenue recognized over time	1,582	1,551	4,753	4,472
Total	$9,846	$7,887	$29,426	$23,306

No individual customer accounted for more than 10% of sales for the three or nine months ended September 30, 2022 and 2021.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the three and nine months ended September 30, 2022 and 2021, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty expenses expected to be incurred within 12 months from the date of sale are classified as other current liabilities while those expected to be incurred after 12 months from the date of sale are classified as other liabilities in the accompanying unaudited condensed consolidated balance sheets. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$1,730	$1,396	$1,620	$1,584
Provision for warranties issued	328	298	1,108	958
Warranty costs incurred	(350)	(315)	(1,020)	(1,163)
Balance at end of period	$1,708	$1,379	$1,708	$1,379

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the unaudited condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Current portion	$1,212	$1,132
Non-current portion	496	488
Total	$1,708	$1,620

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This will be effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, which for the Company is the first quarter of 2024, with early adoption permitted beginning first quarter of 2021. The Company early adopted the ASU on January 1, 2022 as a smaller reporting company, using the modified retrospective method. The adoption had no impact on the Company's unaudited condensed consolidated financial statements.

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Raw materials	$9,519	$4,911
Work in process	440	270
Finished goods	5,226	2,969
Total inventory	$15,185	$8,150

The Company recorded a reserve for excess and obsolete inventory of $0.5 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.

Intangible assets, net

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	As of
	September 30, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,034	$1,411
Customer relationships (7 years)	2.8	1,910	1,080	830
Tradenames (10 years)	0.8	360	143	217
Total intangible assets	7.6	$4,715	$2,257	$2,458

	As of
	December 31, 2021
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$768	$1,677
Customer relationships (7 years)	2.8	1,910	875	1,035
Tradenames (10 years)	0.8	360	116	244
Total intangible assets	7.6	$4,715	$1,759	$2,956

Amortization expense was $0.2 million for each of the three months ended September 30, 2022 and 2021, and was primarily recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for such periods.

Amortization expense was $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, and was primarily recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for such periods.

The following table presents estimated future annual amortization expense related to intangible assets, net as of September 30, 2022:

Future Intangible Asset Amortization Expenses
(in thousands)
2022 (remaining three months)	$166
2023	618
2024	442
2025	386
2026 and thereafter	846
Total future amortization expense	$2,458

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$67,478	$67,478	$—	$—
Commercial paper	798	—	798	—
Total cash equivalents at fair value	68,276	67,478	798	—
Short-term investments:
U.S. Government agency securities	14,223	14,223	—	—
Commercial paper and corporate bonds	22,851	—	22,851	—
Total short-term investments at fair value	37,074	14,223	22,851	—
Total assets at fair value	$105,350	$81,701	$23,649	$—

	As of
	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$84,102	$84,102	$—	$—
Liabilities:
Contingent earnout	$524	$—	$—	$524

The following table summarizes the Company's short-term investments, considered available-for-sale, as of September 30, 2022. The Company did not hold any short-term investments as of December 31, 2021.

	As of
	September 30, 2022
	Fair Value	Cost Basis	Unrealized Losses Recognized in AOCI
Short-term investments:
U.S. Treasury securities	$—	$—	$—
U.S. Government agency securities	14,223	14,271	(48)
Commercial paper and corporate bonds	22,851	22,852	(1)
Total short-term investments at fair value	$37,074	$37,123	$(49)

Recurring liabilities included in Level 3 for the periods presented consisted of a contingent earnout.

The following tables present the rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs:

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2021	$—	$—	$524	$524
Payment of contingent earnout	—	—	(524)	(524)
September 30, 2022	$—	$—	$—	$—

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2020	$1,914	$2,750	$930	$5,594
Payment of contingent earnout	—	—	(667)	(667)
Addition	2,135	—	—	2,135
Change in fair value	176	550	12	738
September 30, 2021	$4,225	$3,300	$275	$7,800

There were no transfers in or out of Level 3 during the nine months ended September 30, 2022 and 2021.

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

In August 2021, the Company amended its term loan with Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP and issued immediately exercisable warrants to Perceptive Credit Holdings III, LP for the purchase of 150,684 shares of the Company’s Series E preferred stock. The fair value at issuance of the Series E preferred stock warrants related to the August 2021 amendment was $2.1 million.

Prior to the Company's IPO in November 2021, the Company recognized warrants to purchase shares of convertible preferred stock as liabilities, reflecting deemed liquidation provisions of the convertible preferred stock considered contingent redemption provisions that were not solely within the Company's control. Upon the closing of the IPO, the contingent redemption provisions of the warrants were removed with the automatic conversion of the underlying preferred stock to common stock, and the Company revalued the convertible preferred stock warrants and reclassified the liability to stockholders' equity. The common stock warrants are no longer subject to remeasurement subsequent to the IPO.

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. The amendment resulted in revaluation of warrants that was recognized in additional paid-in capital on the unaudited condensed consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2022.

Warrants issued and outstanding at December 31, 2021 included the following:

Number of warrants	Exercise price per share
27,397	$10.95
54,793	$17.80
249,313	$20.08
331,503

As of September 30, 2021, warrants fully vested and outstanding had estimated fair values ranging from $8.13 to $14.45. Fair values were determined using the Black-Scholes option-pricing model with the following input assumptions for the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
Expected volatility range (weighted average)	78.60% to 84.81% (82.78%)
Dividend yield	0.00%
Risk-free interest rates range (weighted average)	0.34% to 1.51% (1.35%)
Expected term range (average)	2.25 years to 9.89 years (8.25 years)

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

Private Placement and Pre-Funded Warrants

On September 27, 2022, the Company completed the Private Placement, issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors (the "Purchasers"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.1 million.

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of September 30, 2022, none of the pre-funded warrants have been exercised.

The pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The pre-funded warrants are included in the calculation of basic and diluted loss per share. Pursuant to the terms and conditions of the purchase agreements entered into by the Purchasers, the Company is obligated to file a registration statement with the SEC registering the resale by the Purchasers of the shares of common stock issued to them in the Private Placement and the shares of common stock to be issued to them upon exercise of the pre-funded warrants issued to them in the Private Placement within 45 days of the closing of the Private Placement.

6. Stock-based Compensation Expense

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for equity-settled awards by type (i.e., stock options and restricted stock units ("RSUs") granted under the Company's incentive plans, and rights to purchase shares of common stock under the Company's Employee Stock Purchase Plan ("ESPP")) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Options	$779	$541	$2,579	$1,448
RSUs	905	—	2,440	—
ESPP	39	—	52	—
Total stock-based compensation expense	$1,723	$541	$5,071	$1,448

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$123	$50	$364	$157
Selling, general and administrative	1,435	368	3,820	909
Research and development	165	123	887	382
Total stock-based compensation expense	$1,723	$541	$5,071	$1,448

Compensation cost related to unvested stock options and RSUs will be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 30, 2022:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$6,126	2.6
RSUs	11,283	3.3
Total unamortized compensation cost	$17,409

As of September 30, 2022, the total unamortized compensation cost related to the ESPP was not material.

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2021	3,119,993	$7.59
Granted	297,516	$1.73
Forfeited	(293,635)	$9.42
Expired	(67,643)	$6.24
Exercised	(71,199)	$3.54		$142
Options outstanding, September 30, 2022	2,985,032	$6.95	6.7	$—
Options vested and exercisable, September 30, 2022	1,719,806	$5.68	5.1	$—
Vested and expected to vest after September 30, 2022	2,153,824	$6.39	5.7	$—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.16 per share and $8.00 per share, respectively.

The following table summarizes the non-vested stock options as of September 30, 2022 and December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2021	1,632,852	$7.09
Non-vested Options, September 30, 2022	1,265,226	$5.98

The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $2.6 million and $0.4 million, respectively.

Certain stock option grants under the 2017 Stock Incentive Plan (the "2017 Plan") allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the three and nine months ended September 30, 2022, the Company did not repurchase any shares. There was no material amount of shares of common stock subject to repurchase as of September 30, 2022. Cash received from the early exercise of unvested stock options is initially recorded as a liability and is released to equity over the vesting period. During the nine months ended September 30, 2022 and 2021, the vesting of early exercised stock options were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	338,149	$9.37
Granted	3,432,279	$4.40
Vested	(303,296)	$6.38
Forfeited	(531,198)	$5.34
RSUs outstanding, September 30, 2022	2,935,934	$4.63

7. Leases

The Company leases office space under operating leases with expirations ranging from June 2023 to August 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where real estate leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of September 30, 2022, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2022 (remaining three months)	$312
2023	1,089
2024	681
2025	169
2026 and thereafter	23
Total future minimum lease payments	2,274
Less: Imputed Interest	(171)
Present value of operating lease liabilities	$2,103
Less: Current portion	982
Long-term operating lease liabilities	$1,121

Weighted average remaining lease term in years	2.26
Weighted average discount rate	7.49%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Rent expense	$319	$303	$956	$892
Variable lease costs	26	25	79	72
Total	$345	$328	$1,035	$964

Cash paid for operating leases	$321	$316	$951	$894

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$58	$55	$174	$162
Selling, general and administrative	287	273	861	802
Total	$345	$328	$1,035	$964

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

9. Term Loan

Perceptive loan

On August 23, 2021, the Company entered into a fifth amendment to its Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, the Company entered into an amended and restated credit agreement and guaranty with Perceptive (the "Amended Perceptive Loan Agreement"), which provides for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan"), and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender’s legal fees and expenses. The Company accounted for the amendment as a modification.

In connection with the Amended Perceptive Loan Agreement, the Company issued a warrant to purchase 150,685 shares of its Series E convertible preferred stock at a purchase price of $20.08 per share to Perceptive. Upon the closing of the Company's IPO, this convertible preferred stock warrant was converted into a warrant to purchase 150,685 shares of its common stock at a purchase price of $20.08 per share.

On April 6, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Perceptive Loan Agreement. The Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to the Company having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) the Company having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) the closing market capitalization of the Company being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. The Company borrowed the first tranche of $10.0 million on July 29, 2022 and received a net proceeds of $9.9 million.

As a condition to entering into the Amendment, on April 6, 2022, the Company also amended the warrants previously issued to Perceptive and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. In August 2022, a portion of these warrants representing 153,421 shares were transferred to a third party and its affiliates.

For the nine months ended September 30, 2022, the effective interest rate of the Amended Perceptive Loan, as amended, was 14.52%. As of September 30, 2022 and 2021, the fair value of the Amended Perceptive Loan, as amended, approximates its carrying amount.

Future principal repayments on the Amended Perceptive Loan, as amended, as of September 30, 2022, are as follows:

Principal
(in thousands)
2026	$40,000
Total	$40,000

The Amended Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve-month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. During the nine months ended September 30, 2022, the Company was in compliance with all financial covenants and conditions required by the outstanding Amended Perceptive Loan Agreement, as amended.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2022 based on the current assessment that it is not more likely than not that these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2021 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended

(the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of September 30, 2022.

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

The Company’s Product segment includes sales of the Company's GentleWave System console and related accessories and instruments. The Company’s Software segment includes sales of the Company's traditional software licenses for practice management software to enable an integrated digital office for endodontists as well as Software-as-a-Service subscriptions for the software.

The following tables present the Company’s segment information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,			September 30,
	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$7,795	$2,051	$9,846	$6,186	$1,701	$7,887
Cost of sales	6,875	653	7,528	5,260	578	5,838
Gross profit	920	1,398	2,318	926	1,123	2,049
Gross margin	12%	68%	24%	15%	66%	26%
Operating expenses:
Selling, general and administrative	12,141	445	12,586	7,961	534	8,495
Research and development	3,891	437	4,328	4,214	419	4,633
Change in fair value of contingent earnout	—	—	—	19	—	19
Total operating expenses	16,032	882	16,914	12,194	953	13,147
(Loss) income from operations	$(15,112)	$516	$(14,596)	$(11,268)	$170	$(11,098)

	Nine Months Ended
	September 30,			September 30,
	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$23,440	$5,986	$29,426	$18,166	$5,140	$23,306
Cost of sales	20,338	1,938	22,276	15,668	1,754	17,422
Gross profit	3,102	4,048	7,150	2,498	3,386	5,884
Gross margin	13%	68%	24%	14%	66%	25%
Operating expenses:
Selling, general and administrative	35,911	1,482	37,393	20,893	1,507	22,400
Research and development	11,874	1,322	13,196	13,075	1,235	14,310
Change in fair value of contingent earnout	—	—	—	12	—	12
Total operating expenses	47,785	2,804	50,589	33,980	2,742	36,722
(Loss) income from operations	$(44,683)	$1,244	$(43,439)	$(31,482)	$644	$(30,838)

Segment Assets:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
Product	$132,245	$104,588
Software	10,695	10,911
Total	$142,940	$115,499

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands, except shares and per share data)
Numerator:
Net loss attributable to common stock holders	$(15,539)	$(12,733)	$(46,198)	$(34,788)
Denominator:
Weighted-average shares outstanding – basic and diluted	33,116,536	1,232,921	28,688,018	1,218,815
Net loss per share – basic and diluted	$(0.47)	$(10.33)	$(1.61)	$(28.54)

The Company computes basic loss per share using the net loss and the weighted average number of common shares outstanding during the period. For both the three and nine months ended September 30, 2022, shares of the Company's common stock underlying the pre-funded warrants sold in the Private Placement are included in the calculation of the basic shares in accordance with ASC 260, Earnings Per Share. The Company incurred a net loss for the periods presented and as a result, all outstanding equity awards and warrants have been excluded from such periods because including them would be anti-dilutive. See outstanding equity awards in Note 6, Stock-based Compensation Expense and warrants in Note 4, Fair Value of Financial Instruments.

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

As of September 30, 2022, we had an installed base of approximately 935 GentleWave Systems that had performed more than 950,000 GentleWave patient procedures since commercialization. Following the launch of CleanFlow PI in April 2022, which is designed to work with our existing GentleWave system and has received 510(k) clearance from the FDA, in October 2022, we announced the release of our GentleWave G4 System, the next generation of our innovative technology platform designed for an optimized doctor and patient experience to treat tooth decay.

In the United States and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We have been and will continue to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

As of September 30, 2022, we had cash and cash equivalents and short-term investments of $105.6 million, an accumulated deficit of $358.2 million, and $40.0 million in principal outstanding under our term loan facility. For the nine months ended September 30, 2022, we generated revenue of $29.4 million and incurred a net loss of $46.2 million, compared to revenue of $23.3 million and a net loss of $34.8 million for the nine months ended September 30, 2021.

We expect to continue to incur net losses for the next several years. We expect to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we are incurring additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we may in the future require additional financing to fund our operations and planned growth.

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
•
Commercial organization: As of September 30, 2022, our sales and customer support team consisted of approximately 87 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

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

Components of Our Results of Operations

Revenue

Our revenue consists primarily of product revenue and software revenue. We generate product revenue on the capital sale of our GentleWave console and recurring sales of our single-use PIs and accessories. To a lesser extent, we also derive product revenue from service and repair and extended warranty contracts with our existing customers. Software revenue relates to fees we receive for licensing our TDO practice management tool to dental practitioners. We expect our product revenue to increase in absolute dollars as we increase adoption and utilization of our GentleWave System, though revenues may fluctuate from quarter to quarter.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table shows our results of operations for the three months ended September 30, 2022 and 2021, together with the dollar and percentage change in those items:

	Three Months Ended		Change
	September 30,	September 30,
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$9,846	$7,887	1,959	25%
Cost of sales	7,528	5,838	1,690	29%
Gross profit	2,318	2,049	269	13%
Gross margin	24%	26%
Operating expenses:
Selling, general and administrative	12,586	8,495	4,091	48%
Research and development	4,328	4,633	(305)	(7)%
Change in fair value of contingent earnout	—	19	(19)	(100)%
Total operating expenses	16,914	13,147	3,767	29%
Loss from operations	(14,596)	(11,098)	(3,498)	32%
Other expense, net:
Interest and financing costs, net	(943)	(1,076)	133	(12)%
Change in fair value of warrant liabilities	—	(159)	159	(100)%
Change in fair value of forward obligation	—	(400)	400	(100)%
Loss before income tax benefit	(15,539)	(12,733)	(2,806)	22%
Net loss	$(15,539)	$(12,733)	(2,806)	22%

The following table shows our results of operations for the nine months ended September 30, 2022 and 2021, together with the dollar and percentage change in those items:

	Nine Months Ended		Change
	September 30,	September 30,
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$29,426	$23,306	6,120	26%
Cost of sales	22,276	17,422	4,854	28%
Gross profit	7,150	5,884	1,266	22%
Gross margin	24%	25%
Operating expenses:
Selling, general and administrative	37,393	22,400	14,993	67%
Research and development	13,196	14,310	(1,114)	(8)%
Change in fair value of contingent earnout	—	12	(12)	(100)%
Total operating expenses	50,589	36,722	13,867	38%
Loss from operations	(43,439)	(30,838)	(12,601)	41%
Other expense, net:
Interest and financing costs, net	(2,759)	(3,224)	465	(14)%
Change in fair value of warrant liabilities	—	(176)	176	(100)%
Change in fair value of forward obligation	—	(550)	550	(100)%
Loss before income tax expense	(46,198)	(34,788)	(11,410)	33%
Net loss	$(46,198)	$(34,788)	(11,410)	33%

Revenue

Our breakdown of revenue for the three and nine months ended September 30, 2022 and 2021, respectively, is summarized below:

	Three Months Ended		Change
	September 30,	September 30,
	2022	2021	$	%
	(in thousands, except percentages)
Product revenue	$7,795	$6,186	1,609	26%
Software revenue	2,051	1,701	350	21%
Total revenue	$9,846	$7,887	1,959	25%

	Nine Months Ended		Change
	September 30,	September 30,
	2022	2022	$	%
	(in thousands, except percentages)
Product revenue	$23,440	$18,166	5,274	29%
Software revenue	5,986	5,140	846	16%
Total revenue	$29,426	$23,306	6,120	26%

Revenue increased $2.0 million, or 25%, for the three months ended September 30, 2022 compared to the prior year period, primarily driven by growth in sales volumes. For the three months ended September 30, 2022, we generated $2.1 million and $4.8 million from the sale of GentleWave consoles and PIs, respectively, compared to $1.8 million and $3.7 million for the three months ended September 30, 2021, respectively. There were no significant changes in the Software segment revenue.

Revenue increased $6.1 million, or 26%, for the nine months ended September 30, 2022 compared to the prior year period, primarily driven by growth in sales volumes which generated an increase in revenue of approximately $3.9 million and an increase in average selling price of PIs of approximately 9%. For the nine months ended September 30, 2022, we generated $6.9 million and $13.9 million from the sale of GentleWave consoles and PIs, respectively, compared to $5.2 million and $10.7 million for the nine months ended September 30, 2021, respectively. There were no significant changes in the Software segment revenue.

Cost of sales and gross margin

Cost of sales increased $1.7 million, or 29%, and $4.9 million, or 28%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to higher sales volume. During the three and nine months ended September 30, 2022, cost of sales on per unit basis also slightly increased on consoles, partially offset by decline in cost relating to PIs. Additionally, console service cost increased and we experienced operational inefficiencies due to disruption in the supply chain in the 2022 period. There were no significant changes in the Software segment cost of sales.

Gross margin decreased 2% and 1% for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily due to higher cost of sales on a per unit basis and increase in service cost as aforementioned.

Selling, general and administrative expenses

SG&A expenses increased $4.1 million, or 48%, and $15.0 million, or 67%, for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, primarily driven by changes in our Product segment due to higher employee-related compensation and benefit expenses, including stock-based compensation, as a result of headcount increase due to the expansion of our commercial infrastructure and increase in sales, as well as additional expenses and fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses for both the three and nine months ended September 30, 2022 were moderate compared to the prior year periods, mainly reflecting lower spending on product development and lower salaries resulting from lower headcount. There were no significant changes in any major components of the R&D expenses.

Change in fair value of contingent earnout

There was no change in fair value of contingent earnout recorded for either the three or nine months ended September 30, 2022 as the contingent earnout period ended December 31, 2021 and final payment was made in February 2022.

Loss from operations

Loss from operations increased $3.5 million for the three months ended September 30, 2022 compared to the prior year period, primarily due to increases in operating expenses in the Product segment, partially offset by higher sales in the Product segment and higher sales and gross profit in the Software segment. The Software segment recorded income from operations of $0.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.

Loss from operations increased $12.6 million for the nine months ended September 30, 2022 compared to the prior year period, primarily due to increases in operating expenses in the Product segment, partially offset by higher sales and gross profit in the Product and Software segments. The Software segment recorded income from operations of $1.2 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.

Other expense, net

Total other expense net for both three and nine months ended September 30, 2022 slightly decreased compared to the prior year periods, mainly due to interest income from our short-term investments.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years.

On September 27, 2022, we completed a private placement (the "Private Placement"), issuing an aggregate of 23.0 million shares of our common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of our common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.1 million.

As of September 30, 2022, we had cash and cash equivalents and short-term investments of $105.6 million, an accumulated deficit of $358.2 million, and $40.0 million in principal outstanding under our term loan facility. As of September 30, 2021, we had cash and cash equivalents of $13.7 million and an accumulated deficit of $298.3 million. For the three months ended September 30, 2022 and 2021, our net losses from operations were $15.5 million and $12.7 million, respectively. For the nine months ended September 30, 2022 and 2021, our net losses from operations were $46.2 million and $34.8 million, respectively, and our net cash used in operating activities was $46.8 million and $33.9 million, respectively.

Prior to our initial public offering ("IPO"), we raised a total of $281.3 million in net proceeds from private placements of convertible preferred stock, and approximately $4.2 million from the issuance of common stock and stock option exercises. On November 2, 2021, we completed our IPO of 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million.

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

•
the impact of the ongoing global COVID-19 pandemic, or any other pandemic, epidemic or infectious disease outbreak, on our business;
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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents, short-term investments, together with anticipated revenue and available debt financing arrangements, will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report. If our actual operating expenses significantly exceed our operating plan or our debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), we may have to significantly delay or scale back our operations to reduce working capital requirements, and substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing certain of our commercial efforts, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives.

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

Indebtedness

On August 23, 2021, we entered into a fifth amendment to our Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, we entered into an amended and restated credit agreement and guaranty (the "New Credit Agreement") with Perceptive Credit Holdings III, LP (the "Amended Perceptive Loan Agreement"), which provides for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan") and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender's legal fees and expenses. The Company accounted for the amendment as a modification.

In connection with the Amended Perceptive Loan Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share to Perceptive. Upon the closing of our IPO, this convertible preferred stock warrant was converted to a warrant to purchase 150,685 shares of our common stock at a purchase price of $20.08 per share.

On April 6, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Amended Perceptive Loan Agreement. The Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to our having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) our having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) our closing market capitalization being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. We borrowed the first tranche of $10.0 million on July 29, 2022 and received a net proceeds of $9.9 million.

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

The interest rate for amounts borrowed under the Amended Perceptive Loan Agreement, as amended, is the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. In connection with entering into the Amended Perceptive Loan Agreement, as amended, we also entered into an amended and restated security agreement and granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

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

As of September 30, 2022, we had an aggregate principal balance of $40.0 million outstanding under the Amended Perceptive Loan Agreement, as amended, and we were in compliance with all covenants and conditions under such agreement.

Summary Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flows:

	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,826)	$(33,880)
Investing activities	(37,995)	(1,782)
Financing activities	68,692	(2,312)
Net decrease in cash and cash equivalents	$(16,129)	$(37,974)

Net Cash Used in Operating Activities

Net cash used in operating activities was $46.8 million for the nine months ended September 30, 2022, primarily consisting of net loss of $46.2 million , non-cash items of $7.3 million and a net change in our net operating assets and liabilities of $7.9 million. Non-cash items primarily consisted of $2.4 million in depreciation and amortization and $5.1 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $4.1 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net cash used in operating activities was $33.9 million for the nine months ended September 30, 2021, primarily consisting of net loss of $34.8 million, non-cash items of $5.2 million and a net change in our net operating assets and liabilities of $4.3 million. Non-cash items primarily consisted of $2.9 million in depreciation and amortization and $1.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $1.5 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Net Cash Used in Investing Activities

Net cash used in investing activities was $38.0 million for the nine months ended September 30, 2022, as a result of purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities. Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2021, as a result of an acquisition of intangible assets and purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $68.7 million for the nine months ended September 30, 2022, primarily resulting from proceeds received from the Private Placement and borrowing under the Amended Perceptive Loan Agreement, as amended. Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2021, primarily due to payment of deferred offering costs, deferred financing costs and contingent earnout upon achieving sales objectives.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.235 billion, (b) the date that we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the second quarter of that fiscal year, (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (d) the last day of the 2026 fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Form of Credit Agreement Warrant to Purchase Stock (Perceptive Credit Holdings, III, LP)	8-K	001-40988	4.1	4/7/2022
4.14	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
10.1	Form of Institutional Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein	8-K	001-40988	10.1	9/23/2022
10.2	Form of Retail Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein	8-K	001-40988	10.2	9/23/2022
10.3	Form of Pre-Funded Warrant	8-K	001-40988	10.3	9/23/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: November 9, 2022	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: November 9, 2022	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)