Form 10-K
period 2022-12-31
Sonendo, Inc.
filed 2023-03-08
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022 was approximately $40.2 million, based on the closing price of the shares of common stock on New York Stock Exchange on such date.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 50,583,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Security Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Annual Report.

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
•
Our future operating results may be difficult to predict and could fall below expectations or any guidance we may provide.
•
The terms of our credit agreement contain operating and financial covenants and place restrictions on our operating and financial flexibility.
•
We may need additional funding to finance our planned operations, and may not be able to raise capital when needed.
•
The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners, our ability to maintain strong

1

working relationships with our existing clinicians and dental customers and our ability to increase penetration in existing markets and expand into adjacent markets.
•
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
•
Our operating expenses may substantially increase and our business and financial results will be adversely affected if we receive a significant number of warranty claims or our GentleWave Systems require significant amounts of service after sale.
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
•
The market price of our common stock may be volatile and an active trading market may not develop.

2

•
Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control.
•
We are subject to additional risks and costs as a result of being a public company.

3

PART I

Item 1. Business.

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed and manufacture the GentleWave® System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure.

The GentleWave System is a Class II device and has received 510(k) clearance from the United States Food and Drug Administration (the "FDA") for preparing, cleaning, and irrigating teeth indicated for root canal therapy ("RCT"). Our initial focus is on leveraging the GentleWave System to transform RCT by addressing the limitations of conventional methods. The key components of our GentleWave System are a sophisticated and mobile console and pre-packaged, sterilized, single-use procedure instruments ("PIs"). The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2022, we held 135 issued patents and there were 83 pending patent applications that include device, design, system and method claims.

We believe our GentleWave System transforms both patient and dental practitioner experience and addresses many of the limitations of conventional RCT by providing the following key benefits:

Clinical Outcome Benefits

•
Superior cleaning and disinfection.
•
Less invasive procedure.
•
High and rapid rates of healing.
•
Minimal to no post-operative pain.

Practice and Dental Practitioner Benefits

•
More procedures completed in a single patient visit.
•
Standardized protocol enabling procedure efficiency and predictable outcomes.
•
Simple to use technology.
•
Low risk of cross-contamination.
•
Practice differentiating technology

Our business is operated through two segments, Product and Software. Our Product segment includes the sales of the GentleWave System console and related accessories and instruments. Our Software segment includes the sales of our traditional software licenses for practice management software to enable an integrated digital office for endodontists.

As of December 31, 2022, we had an installed base of approximately 976 GentleWave Systems that had performed a milestone of more than one million GentleWave patient procedures since commercialization. We generated revenue of $41.7 million and incurred a net loss of $57.1 million for the year ended December 31, 2022 compared to revenue of $33.2 million and a net loss of $48.5 million for the year ended December 31, 2021. As of December 31, 2022, our accumulated deficit was $369.1 million.

Milestones Achieved in 2022

Since the commercialization of our current technology in 2017, we have been focusing on establishing the GentleWave Procedure as the standard of care for RCT. We achieved the following major milestones in 2022:

•
In the second quarter of 2022, we launched our CleanFlow PI, which is designed to work with all GentleWave Systems. With the addition of CleanFlow, the GentleWave Procedure now enables a

4

simpler workflow as compared to earlier GentleWave Procedures and helps create a better patient experience. Over time, the CleanFlow PI will replace all existing PIs, creating a more efficient platform.
•
In the fourth quarter of 2022, we released our GentleWave G4 System, the next generation of our innovative technology platform designed for an optimized doctor and patient experience to treat tooth decay, demonstrating our continuing commitment to delivering superior clinical results and improving the practitioner experience by delivering innovative products.
•
As of December 31, 2022, with thanks to our dedicated community of GentleWave doctors, over one million patients have now been treated with the GentleWave Procedure since commercialization.

5

Market Overview

Tooth decay is the most prevalent chronic disease globally. In the United States, 92% of adults between the ages of 20 and 64 have had dental cavities in their permanent teeth. The incidence of tooth decay has grown significantly over the past several decades, primarily driven by an aging population and unhealthy diets that are high in sugar and other carbohydrates. The United States spends approximately $148 billion annually on professional dental services, of which we estimate that approximately 55%, or $81 billion, of spending is directly associated with treating tooth decay. If left untreated, tooth decay may progress and also result in a number of uncomfortable symptoms, including tooth discoloration, severe toothache or tooth sensitivity, and may eventually lead to tooth loss. Additionally, studies have shown that poor oral health may impact overall health and is associated with diseases such as cardiovascular disease, pneumonia, and pregnancy and birth complications.

We are initially focused on utilizing our GentleWave System to transform RCT. Our commercial efforts are primarily focused on driving awareness and adoption of our system in our initial target markets of the United States and Canada, where we estimate that approximately 17 million root canal procedures are performed annually, accounting for approximately $17 billion in healthcare-related expenditures. We estimate that there are approximately 5,000 endodontists and 176,000 general dentists in this market. Within the general dentist population, we estimate that a subset of approximately 50,000 general dentists perform approximately 90% of their root canal procedures instead of referring to a specialist. Collectively, we estimate that endodontists and this subset of non-referring general dentists perform more than 75% of all root canal procedures in the United States and Canada. Given the average selling price of our products and our estimates on replacement cycle, and the number of root canals performed annually, we estimate that our total annual addressable market in the United States and Canada is approximately $1.9 billion. We also believe there is a significant opportunity for our GentleWave System in RCT outside the United States and Canada, with more than 50 million root canal procedures performed annually on a global basis including the United States and Canada.

In addition, we are exploring opportunities to leverage our technology platform beyond RCT to treat cavities in earlier-stage tooth decay, for which we estimate there are approximately 175 million procedures performed in the United States each year. We believe that by utilizing our GentleWave System to treat cavities, the number of general dentists that we target could be expanded to include all 176,000 general dentists in the United States and Canada. We believe treatment for cavities would require separate regulatory approval.

Our direct sales force markets and sells the GentleWave System to dental practitioners in the United States and Canada, primarily endodontists and general dentists, performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We have been expanding, and will continue to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We also plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

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
•
Large market opportunity with significant need for innovation. As noted above, we estimate that our total annual addressable market in the United States and Canada is approximately $1.9 billion. We are exploring opportunities to leverage our technology platform beyond RCT to treat cavities in earlier-stage tooth decay, for which we estimate there are approximately 175 million procedures performed in the United States each year.
•
Compelling and growing body of clinical and real-world evidence. The clinical benefits delivered by our GentleWave System have been demonstrated across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and in real-world, clinical practice, with over one million patients treated using the GentleWave System as of December 31, 2022. Our robust base of peer-reviewed research and clinical data shows that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. For example, we observed a treatment success rate of 97% for patients treated using the GentleWave System in our PURE study, the results of which were published in the peer-reviewed Journal of Clinical and Experimental Dentistry and Journal of Endodontics. The GentleWave System has also been shown to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Results from a survey of GentleWave users that we performed in 2020 indicated that the number of root canal procedures performed in a single patient visit increased from 57% to 90% following adoption of the GentleWave System. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. We believe our compelling and growing body of clinical data and real-world evidence will continue to serve as a catalyst for driving adoption of our GentleWave System.
•
Attractive value proposition for dental practitioners and their patients. We believe the GentleWave System offers a myriad of benefits for dental practitioners and their patients that will facilitate adoption and incorporation into their clinical practice. The clinical benefits of the GentleWave System include superior cleaning and disinfection of the root canal system that is independent of complexity and anatomy, high and rapid rates of healing, minimal to no post-operative pain, a less invasive procedure that enables the preservation of tooth structure and a closed-loop system with a sterilized PI. In addition to the clinical benefits, the GentleWave System offers dental practitioners several other benefits to improve the workflow and economics of their practice. For example, the GentleWave System provides a standardized protocol that promotes procedure efficiency and predictable, consistent outcomes. The GentleWave System also empowers dental practitioners to complete their root canal procedures in a single patient visit, increasing practice efficiency by reducing non-billable patient visits and is also more convenient for patients. In addition, we designed the GentleWave System to be simple to use with an intuitive touchscreen interface, generally requiring only a few days of training before dental practitioners are able to independently perform procedures. We believe these benefits will allow endodontists to establish stronger referral relationships with general dentists and result in improved practice economics for all dental practitioners.
•
Transformative research and development capabilities and a robust intellectual property portfolio. We have invested significant resources in establishing strong research and development capabilities that are focused on developing simple-to-use solutions. We have also invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2022, we had 135 issued patents and 83 pending patent applications that include device, design, system and method claims.
•
Established and growing digital infrastructure to enhance our business. We utilize technology to enhance all elements of our business, from how we engage with clinicians to how we collect and use data. For example, we offer The Digital Office ("TDO"), a practice management software designed to improve practice workflow and seamlessly integrate with the GentleWave System. As of December 31,

2022, approximately 50% of all GentleWave System clinicians used TDO. In the future, we intend to leverage TDO to allow referring general dentists and patients to schedule consultations and appointments directly with providers of the GentleWave Procedure from our website. In addition to TDO, we have integrated wireless connectivity capabilities into the GentleWave System, allowing for the real-time capture of data. This data is then fed to our proprietary data-warehouse via cloud reporting, providing us with the ability to analyze system usage and utilization. These capabilities also enable automatic software updates and remote diagnostic evaluation.
•
Recurring revenue business model. We generate revenue primarily from sales of our GentleWave Console and related PIs and accessories. Our PIs are sterilized devices with embedded features that do not allow for reuse. Our business model of selling capital equipment that generates corresponding recurring utilization is designed to provide a stream of predictable, recurring revenue.

Our Growth Strategies

Our mission statement is "Saving Teeth, Improving Lives." Our goal is to establish the GentleWave Procedure as the standard of care for tooth decay, with an initial focus on transforming RCT. The key elements of our growth strategy are:

•
Execute Our Commercial Strategy in the United States and Canada.
o
Grow GentleWave install base by increasing awareness and education among dental practitioners and increasing our team of capital sales representatives. We have initially focused on driving adoption of the GentleWave Procedure among endodontists. To drive further adoption of our system, we will continue to increase our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. To facilitate the efforts of our capital sales team, we will strive to increase awareness of the GentleWave Procedure among dental practitioners and their patients by communicating the benefits of our system through various marketing and educational initiatives, including publications and podium presentations at various industry conferences and scientific forums, organizing peer-to-peer dialogue and educational events and leveraging our strong network of supportive key opinion leaders. In addition, we will continue to leverage our relationship with clinicians using TDO who have not yet adopted the GentleWave System into their practices.
o
Increase utilization of our GentleWave System by partnering with clinicians and increasing awareness among dental practitioners and patients. We intend to increase awareness of the GentleWave Procedure among dental practitioners and, in select markets where we establish a large installed base, directly with patients through various targeted direct-to-patient marketing initiatives, showcasing the benefits and points of difference of the GentleWave Procedure from conventional RCT. We believe that once patients become aware of the GentleWave Procedure, they will seek the GentleWave Procedure over conventional RCT. We believe these initiatives will drive a greater volume of root canal procedures to dental practitioners who offer the GentleWave Procedure, thereby increasing utilization of our system.
•
Reduce product costs and improve production efficiency. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and collaborating with our suppliers to reduce material costs. We have also executed several product design improvements to reduce product cost. For example, we expect further adoption of CleanFlow PI to have a positive impact on the gross margin profile of our PIs. We anticipate that the combination of these strategies will drive margin improvement.
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
•
Grow our footprint into international markets. While our current commercial focus is on the United States and Canada, we believe the GentleWave System can offer compelling benefits to the large population of patients suffering from tooth decay in other international markets. We plan to pursue marketing authorizations and related certifications, and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

Our Solution

We have developed a proprietary technology platform with an innovative approach to the treatment of tooth decay. Our GentleWave System is a Class II device and is FDA-cleared for preparing, cleaning and irrigating teeth indicated for RCT and is the first and only FDA-cleared system for RCT that employs a sterilized, single-use PI to automate the cleaning and disinfection of microscopic spaces within root canals without the need to remove tooth structure.

In addition to our GentleWave Console and single-use PIs, we also offer ancillary products, such as SoundSeal and our Sonendo-branded liquid solution of ethylenediaminetetraacetic acid ("EDTA"). SoundSeal is a material used during the GentleWave Procedure to build and create a sealing platform on the top of the crown, which facilitates an airtight seal between the PI and the tooth. Our company-branded EDTA is used during the GentleWave Procedure to help debride and disinfect the root canal system, and is introduced and circulated throughout the root canal system via the GentleWave System. We also offer our widely used TDO practice management software, which is designed to improve practice workflow and seamlessly integrate with the GentleWave System.

Benefits of our solution in comparison to conventional RCT

We believe our GentleWave System transforms the patient and clinician experience and addresses many of the limitations of conventional RCT. The following table summarizes the limitations of conventional RCT as compared to the benefits of our GentleWave solution in terms of clinical outcomes and clinical workflow.

Conventional RCT	Our Solution
Clinical Outcomes:

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

Clinical Workflow:

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

Complex procedure. RCT using conventional methods can be difficult to perform due to the complexity and uniqueness of each root canal system, which can lead to outcomes that are dependent on the experience of the clinician and drive large disparities in patient outcomes. For example, one of the challenges in conventional RCT is to locate all root canals within the tooth. This process is considered to be a crucial part of the procedure and is entirely technique-dependent. Peer-reviewed literature indicates that approximately 12% of root canal procedures miss at least one root canal, which has been shown to increase the likelihood of treatment failure by over six times. General dentists also may elect not to perform some or all root canal procedures due to their complexity, instead referring those patients to endodontists for treatment. In addition, conventional methods of RCT utilize techniques and devices that create aerosols during the procedure, which became a concern for some clinicians and patients during the COVID-19 pandemic due to the with the potential cross-contamination associated with aerosols.

Simple-to-use technology. We designed our technology to enable ease of use due to its standardized treatment protocol and intuitive touch screen interface. In our commercial experience, clinicians are generally able to independently perform procedures following a few days of training.

Low risk of cross-contamination. The console and PI together form a closed-loop fluid management system, whereby fluids are delivered via the PI and then collected and evacuated into the waste canister inside the console. The procedure is designed to generate virtually no aerosols, which is not only convenient, but may appeal to clinicians and patients concerned with the potential cross-contamination associated with aerosols, which became a particularly sensitive issue during the COVID-19 pandemic. In addition, our PIs are pre-packaged, sterilized and single-use, which further reduces the risk of cross contamination.

Need for multiple visits. In many cases, conventional methods of performing RCT require multiple visits, depending on a variety of factors such as the clinician’s experience and preference, severity of the disease and anatomy of the root canal system being treated. Peer-reviewed data shows that approximately half of root canal procedures are completed in a single patient visit, with more complex cases typically requiring multiple visits. The need for multiple visits may be inconvenient for patients and may result in more non-billable visits for the practice, as payment is typically the same regardless of the number of visits.

More procedures completed in a single patient visit. Our GentleWave System empowers clinicians to perform even the most challenging RCT procedures in a single patient visit. This was demonstrated by our PURE study, where 92% of GentleWave Procedures were completed in a single-visit procedure. These results were further supported by our survey of GentleWave users, which showed the number of RCT procedures completed in a single patient visit increased from 57% to 90% following the clinician's adoption of the GentleWave System. We believe the GentleWave System enhances practice efficiency for clinicians by reducing non-billable patient visits and is also more convenient for patients.

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

The table below summarizes description of our products:

Product	Image	Description
GentleWave G4		Our next generation console designed for optimized performance, refined for a simplified workflow and enhanced for an elevated experience.
CleanFlow Procedure Instrument		Designed to work with all GentleWave system. Enables a simpler workflow as compared to earlier PIs and helps create a better patient experience.

Components of the GentleWave System and Mechanism of Action

The key components of our GentleWave System are a sophisticated and mobile console and a sterilized single-use PI. We also offer ancillary products such as SoundSeal and our company-branded EDTA. The console is a one-time capital equipment purchase, while the PIs and ancillary products are recurring consumable purchases based on the number of procedures performed and clinician need.

GentleWave Consoles

Our consoles, including the GentleWave G4, are designed to prepare and deliver procedure fluids into the PI via a high-pressure hose. The consoles include fluid containers, electronics, software, corrosion-resistant tubes, a high-pressure pump, sensors, valves and a waste canister. The consoles are controlled by advanced software and operated via an intuitive touchscreen interface that simplifies procedure setup and treatment delivery. The consoles also collect the waste fluids delivered from the PI via a low-pressure evacuation tube. The consoles feature an integrated RFID reader, which reads the RFID tag inside the PI and verifies that the correct PI is being used while also preventing re-use. The consoles are enabled with wireless connectivity capabilities that allow for automatic software updates, remote monitoring of the system to ensure reliability and real-time tracking of system utilization.

GentleWave Procedure Instruments

The PI is a pre-packaged, sterilized, single-use instrument connected to the console via a high-pressure hose that delivers optimized fluids from the console to the end of the PI.

In April 2022, we announced the launch of the CleanFlow PI, which has received 510(k) clearance by the FDA and has been approved by Health Canada. The CleanFlow PI utilizes the same mechanism of action as our existing PIs, but has been improved so that no components of the PI enter the tooth, regardless of tooth type. We believe the CleanFlow PI will transform the way root canal procedures are performed by cleaning the inside of the tooth from outside the tooth through the endodontic access opening, and will further simplify the GentleWave Procedure, expand our indications for use, improve user experience and enable clinicians to preserve even more tooth structure. We are actively transitioning our clinicians to CleanFlow from our legacy PIs for molar teeth (a "Molar PI") and premolars. In 2023, we expect to expand CleanFlow’s FDA clearance to include anterior teeth and replace the legacy PI designated for anteriors and premolars (an "APM PI").

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

The PI enables a process by which broad-spectrum acoustic energy and advanced fluid dynamics are created within the root canal system. Once optimized and pressurized, procedure fluids are delivered from the console to the PI via a high-pressure hose. In the distal end of the PI, a proprietary orifice converts the procedure fluids into a high-speed fluid jet. This fluid jet interacts with surrounding fluids within the procedure instrument and creates a strong shear force, which causes continuous hydrodynamic cavitation in the form of a cavitation cloud containing thousands of cavitation bubbles. The continuous formation and implosion of cavitation bubbles generates shock waves and broad-spectrum acoustic energy that propagate throughout the root canal system. The hydrodynamic cavitation that is created generates a broad range of frequencies that enables the optimal delivery of acoustic energy into structures of various dimensions inside the root canal system. The PI is also designed to generate a flow over the orifices of the root canal, which induces a vortical flow and negative pressure inside the root canals. The vortical flow is optimized to rapidly dissolve and remove tissue, bacteria and debris from the root canal system, while the negative pressure minimizes the possibility of extrusion of the procedure fluids beyond the apex of the root.

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

Peer-Reviewed Research and Clinical Studies

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been observed in-vivo and in-vitro across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and by real-world, clinical practice, with over one million patients treated using the GentleWave System as of December 31, 2022. Our robust base of research and clinical data supports our belief that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. In addition, the GentleWave System has been observed to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Other than the SUPREME study referred to below, we do not believe any studies were powered for statistical significance, which we believe is common in the field of endodontic and dental research.

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

The study cohort was composed of 89 patients in need of endodontic therapy who were consented and received treatment via a GentleWave System from one of six private endodontic clinics in Southern California. The six endodontists that participated as investigators were trained to use the GentleWave System and performed a standardized treatment procedure at each respective clinical site. Additionally, 92.1% of the enrolled patients were treated in a single patient visit. Pre-operative, intra-operative and post-operative data were collected from the patients and assessed by two trained, blinded and independent evaluators. Seventy-seven patients, or 86.5%, returned for the six-month follow-up and 75 patients, or 84.2%, returned for the 12-month follow-up.

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

Enhanced Procedure Efficiency

The GentleWave System has been shown to improve procedure efficiency by enabling clinicians to perform RCT in a single patient visit while reducing the need for instrumentation. In 2020, we conducted a survey of 35 clinicians that focused on quantifying the practice benefits provided by our GentleWave System. The survey compared the percentage of single-visit RCT procedures and endodontic file costs before and after adoption of the GentleWave System. The results of the survey showed an increase in the number of single-visit RCT procedures from 57% to 90% of total RCT procedures following GentleWave System adoption. This increase in the proportion of single-visit RCT procedures enabled by the GentleWave System was observed across cases of varying complexity. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. Our survey also demonstrated a reduction in the need for instrumentation, with users reporting an average reduction in endodontic file costs of 41% after adopting the GentleWave System. The results of this survey may not be representative of the entire dental population and are based on informal feedback we received in performing the survey.

Sales and Marketing

Our commercial strategy and sales model focuses on facilitating adoption of our GentleWave System by increasing our installed base of consoles and maximizing procedural instrument revenue through increased utilization of our GentleWave Systems. As of December 31, 2022, our sales and marketing team consisted of approximately 85 employees working collaboratively across a range of clinician facing roles to support an installed base of approximately 976 GentleWave Systems. We have structured our sales and clinician support team with specialized roles, including 25 capital sales representatives, 16 consumable sales representatives, five clinical training specialists, nine field service engineers and 20 marketing team members.

Sales

Our capital sales representatives are responsible for generating demand for consoles both from new clinicians and broadening adoption among clinicians that already use our products. Our sales and marketing teams identify key opportunities that enable capital sales representatives to drive expansion of console placements across markets. Following the sale of a console, capital sales representatives participate in the onboarding process with the clinical training specialist and consumable sales representatives.

Our clinical training specialists are dedicated to clinician training and continuing education, often within larger group practices, and universities. Our clinical training specialists lead comprehensive onsite training programs, which generally allow clinicians to perform procedures independently following a few days of training. They play an important role in supporting our sales organization to enable increased confidence and utilization.

Our consumable sales representatives are focused on building relationships with clinician and dental practitioners, driving higher utilization and increasing PI revenue within the practice. Our consumable sales representatives will train and onboard new accounts and provide continuing education and practice support for existing accounts. Our consumable sales representatives partner with clinicians to enhance practice efficiency and clinical workflow and increase patient volumes.

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

We partner with clinicians through various practice support programs, which focus on increasing awareness and strengthening referral relationships with general dentists. For example, through our GentleWave Practice Success (“GPS”) Program, we provide guidance to our partner practices on comprehensive staff training, expansive Sonendo-sponsored marketing initiatives and engaging self-marketing strategies. We also provide content for digital marketing and social media postings to educate patients on the GentleWave Procedure and increase new business for practices. We believe our marketing programs help differentiate the GentleWave System and are valuable in helping clinicians further grow their practices.

Research and Development

We are committed to developing innovations that transform dentistry, with a focus on saving teeth. We have strong research and development capabilities in the treatment of tooth decay using fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics as well as integrating hardware and software to create an exceptional user and patient experience. A core part of our research and development strategy is engagement with our network of clinicians, which enables us to leverage real-world feedback to deliver meaningful innovation to clinicians. We believe our strategy will allow us to continue to develop new functionalities and upgrades to our GentleWave System, enable us to innovate, enhance our competitive position and expand our addressable market.

As we continue to transform RCT, our research and development efforts are focused on innovating our technologies to improve the usability of the GentleWave System and enhancing the efficiency and predictability of the GentleWave Procedure. We are also exploring development of next-generation technologies that expand the application of our GentleWave System beyond RCT for use in treating cavities in earlier-stage tooth decay.

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

We use a combination of internally manufactured and externally-sourced components to produce our GentleWave System. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. Our GentleWave Console includes a number of components, including high pressure lines, high pressure pumps, fluid temperature control systems, degassing components and user interface control systems, most of which we source externally from third party suppliers. For certain of these components, there are relatively few alternative sources of supply. We seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers and actively managing lead times and inventory levels of sourced components. In addition, particularly as we expand our business and sales, we are continuously reviewing sources and approving alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. Finished single-use PIs are sterilized at one of two qualified suppliers. The manufacture of our ancillary products, including our branded EDTA solution and SoundSeal Material, is outsourced to a contract manufacturer. For a discussion of associated risks, see Part I, Item 1A, Risk Factors – "We depend upon third-party suppliers, including contract manufacturers and single and sole source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations."

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

We believe our ability to compete effectively will depend on our ability to build the commercial infrastructure necessary to demonstrate the value of the GentleWave Procedure, maintain and improve product quality and feature functionality, build the infrastructure to support the operating needs of the business and achieve cost reductions.

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

We have more than 200 active patents worldwide and have many patent applications in process. We continually seek additional U.S. and international patents on our technology. Our pending patent and trademark applications may not result in issued patents or registered trademarks, and we cannot assure you that any current or subsequently issued patents or registered trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party.

As of December 31, 2022, we had 32 U.S. patents, which are expected to expire between February 9, 2027 and April 18, 2038, and there were 30 pending U.S. patent applications. As of December 31, 2022, we had 103 total issued foreign patents with anticipated expiration dates ranging from 2027 to 2035, 51 total pending foreign patent applications, and two pending Patent Cooperation Treaty applications.

As of December 31, 2022, our patent portfolio included 16 U.S. patents, 12 pending U.S. patent applications, 66 foreign patents, 21 pending foreign patent applications, and one pending Patent Cooperation Treaty application that relate to our GentleWave Console and PIs. These patents and patent applications belong to patent families relating to the following technology areas:

•
Three utility-type patent families directed to procedure instruments with pressure wave generators and to the use of such instruments for dental procedures, the patents and patent applications (if issued) in these three patent families have anticipated expiration dates ranging from 2027 to 2031;
•
Five utility-type patent families directed to pressure waves and irrigational flow for dental procedures, the patents in these four patent families have anticipated expiration dates ranging from 2033 to 2035, and the patent applications in these four patent families—if issued—would have anticipated expiration dates ranging from 2033 to 2041;
•
Four design-type patent families directed to designs for a procedure instrument and console, the patents and patent applications (if issued) in these three patent families have anticipated expiration dates ranging from 2029 to at least 2038; and

•
One utility-type patent family directed to other aspects of our GentleWave products, including console features such as security, authentication, and fluid management, the patents and patent applications (if issued) in this patent family have anticipated expiration dates in 2034.

The term of any individual patent depends on the relevant laws and regulations in the country in which it is granted. In most countries, including the United States, the patent term for a utility patent is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country.

As of December 31, 2022, we owned 120 registered trademarks and 43 pending trademark applications worldwide, including trademark registrations for “Sonendo” and “GentleWave” in the United States and other countries.

Our pending patent and trademark applications may not result in issued patents or registered trademarks, and we cannot assure you that any current or subsequently issued patents or registered trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive products that are not covered by our intellectual property, and we may be unable to stop such competitor from commercializing such products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may, from time to time, be forced to engage in litigation to enforce patents issued or licensed to us, protect our trade secrets or know-how, defend against claims of infringement of the rights of others or determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

We are committed to protecting our intellectual property and any future application of our intellectual property and investments in innovation. For example, in January 2023, our wholly-owned subsidiary, PIPStek LLC, filed a patent infringement lawsuit against BIOLASE, Inc. in the U.S. District Court for the District of Delaware. In the lawsuit, PIPStek asserts infringement of two of its U.S. patents by BIOLASE's Waterlase laser.

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

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, our GentleWave device is subject to regulation as a medical device in the United States under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), as implemented and enforced by the FDA.

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
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a new or different intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
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

Manufacturing processes for medical devices and accessories are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations, adverse inspection or audit reports such as Form 483 Notices of Inspectional Observations, recall, market withdrawal, or seizure of marketed products, or other enforcement actions by the FDA or other regulatory agencies. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. On February 23, 2022, the FDA proposed to amend the QSR requirements to align more closely with the international consensus standards for medical devices, the FDA proposed to incorporate by reference the 2016 edition of the ISO 13485 standard, and also proposed to withdraw the current requirements in 21 C.F.R. part 820. We do not have certainty on when or if the proposed rule will be finalized or even if it is finalized, whether it will be finalized in its current proposed form. While ISO 13485 and the FDA’s QSR requirements are similar in certain aspects, it is possible that we may need to revise our compliance system and processes to be in line with the ISO 13485 requirements, and any revisions that the FDA may make to the requirements.

The FDA has broad regulatory compliance and enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers and manufacturers. If the FDA determines that a manufacturer or supplier has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following, among others:

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

Compliance with the general safety and performance requirements is a prerequisite for European Conformity Marking ("CE-Mark"), without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer's quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a CE marking certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the CE Mark, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant CE marking certificate(s) or in case of substantial changes to the device or quality system.

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

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada ("HC"). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License. Higher classification risk devices (Class III and IV) require filing dossiers that resemble U.S. 510(k) applications. These applications can range in cost and typically take longer for approval. Our Canadian medical device license (#101958) was issued in 2018 and, as a holder of such a license, we are subject to inspection by HC and must maintain a valid Medical Device Single Audit Program ("MDSAP") certificate. We were issued a MDSAP certificate by DQS Medizinprodukte GmbH in June 2020 and it remains valid through June 2023. We plan to renew the certificate before it expires.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals, and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

U.S. Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act ("ACA") substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. President Biden has issued executive orders instructing certain governmental agencies to review their existing policies or practices to identify ways to expand the availability of affordable health coverage, to improve the quality of coverage, to strengthen benefits, and to help more Americans enroll in quality health coverage. It is unclear how these and other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact post-market regulation, the ACA or our business.

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

Human Capital Resources and Employees

We employ a growing and highly-skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees.

As of December 31, 2022, we had 261 employees (including 244 full-time employees). Employee turnover has not had a material impact on our operations. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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
•
COVID-19 Response. As an essential manufacturer we implemented numerous guidelines and policies to enable us to meet customer demands and at the same time provide a safe workplace for our employees throughout the COVID-19 pandemic. These guidelines and policies were developed based on directions from Centers for Disease Control and Prevention and California Division of Occupational Safety and Health. We have also provided support and guidance regarding the health and well-being of our employees and their family members.
•
Financial benefits and rewards. We have designed and implemented our cash and stock compensation programs to attract, motivate, and retain our employees. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, and ensure internal equity, while maintaining proper fiscal governance. Our compensation packages are designed based on market benchmarks. We offer robust benefits package including health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage.
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

We have incurred significant net losses in each reporting period since our inception and expect to continue to incur net losses for the foreseeable future. For the years ended December 31, 2022 and 2021, we had net losses of $57.1 million and $48.5 million, respectively. Prior to our initial public offering (the "IPO"), we financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our credit agreement and, to a lesser extent, product and software revenue from sales of our GentleWave System and TDO business. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and software, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing clearance or approval, and infrastructure improvements.

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

To date, substantially all of our revenue has been derived, and we expect it to continue to be substantially derived, from sales of our GentleWave Console and the accompanying single-use PIs, as well as our TDO software. Our GentleWave Console and the accompanying single-use PIs are used to deliver the GentleWave Procedure. We began scaled commercialization of our current suite of products in the United States in 2017 and dental practitioner awareness of, and experience with, our products has been and is currently limited. As a result, our products currently have limited product and brand recognition within the dental industry as an alternative to the conventional methods of performing RCT. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.

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
▪
disruptions to our business and operations or to the business and operations of our suppliers and other third parties with whom we conduct business, including as a result of the COVID-19 pandemic or other pandemics or widespread health crises;
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

As of December 31, 2022, there was $40.0 million in principal outstanding under our amended and restated credit agreement with Perceptive Credit Holdings III, LP. Our indebtedness under this agreement is secured by substantially all of our assets. See the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The amended and restated credit agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, related to, among others, limitations on the incurrence of additional debt, liens and other encumbrances on property, fundamental changes and acquisitions, including mergers, consolidations and liquidations, changes to our type of business, use of cash and investment activities, dividends and other payments in respect of our capital stock, payments and prepayments of certain debt, changes in our fiscal year, sales of assets transactions with affiliates, licensing arrangements, modifications to material agreements and foundational documents, sale and leaseback arrangements and handling of hazardous materials. The amended and restated credit agreement also includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the twelve consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2022 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.

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

As of December 31, 2022, we had cash and cash equivalents and short-term investments of $91.4 million, and an accumulated deficit of $369.1 million. Based on our current operating plan, we currently believe that our cash and cash equivalents will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Annual Report. However, we have based these estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.

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
▪
perception that our GentleWave Procedure is appropriate for only a limited percentage of patients;
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

We believe that educating notable industry key opinion leaders and dental practitioners about the merits and benefits of our GentleWave System, such as safety, performance, ease of use and efficiency, is one of the key elements of increasing the adoption of our products. If they do not adopt our products for any reason, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.

Even if our GentleWave System achieves widespread market acceptance, it may not maintain such level of market acceptance over the long-term if competing products or technologies, which are more cost-effective or received more favorably, are introduced. In addition, our limited commercialization experience makes it difficult to evaluate our current business and predict our future prospects. We cannot predict how quickly, if at all, dental practitioners and patients will accept our GentleWave System or, if accepted, how frequently it will be used. Failure to achieve or maintain market acceptance and/or market share could materially and adversely affect our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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

The extent of our success will also depend on our ability to further expand into adjacent markets, such as the treatment of cavities and earlier-stage tooth decay. We plan to generate supporting publications and data for such alternative treatments, as well as pursue any required regulatory clearances and approvals. We may be unsuccessful in receiving such regulatory clearances and approvals or generating supporting data and our efforts to expand the application of our GentleWave System may fail. Our failure to further expand in new markets and attract new customers could adversely affect our ability to improve our operating results.

We may provide inadequate training, fail to increase our sales and marketing capabilities or fail to develop and maintain broad brand awareness in a cost-effective manner.

We rely on our direct sales force to sell our products in targeted geographic regions and territories, and any failure to maintain and grow our direct sales force could harm our business. The members of our direct sales force are specifically trained to market and sell our products and the GentleWave Procedure and they possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully instill such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

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

Our clinician and dental customers typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. Because there is often no separate reimbursement for supplies used in a root canal procedure or for the purchase of the capital equipment needed to perform a procedure, the additional cost associated with the use of our products can affect the profit margin of the dental practitioner. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost. In addition, clinicians that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Clinicians may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. These events, or any other decline in the amount payors are willing to reimburse our clinician and dental customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the prices we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

Further, future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States, Canada and in relevant international markets in which we plan to operate. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance, approval or certification may not be available or adequate in either the United States, Canada or international markets. Further, other RCT procedures may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products. If dental practitioner and/or patient demand for our products is adversely affected by changes in third- party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. For example, any decline in the amount that payors reimburse clinicians for our products could make it difficult for them to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. Additionally, some parts of the dental market continue to be impacted by price competition which are driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of consumers and patients. We will continue to be subject to significant pricing pressure, which could negatively affect our business, financial condition and results of operations.

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

The medical device industry is characterized by rapid and significant change. Our success will depend on our ability to keep ahead of innovative developments in the treatment of tooth decay and performance of root canal treatments. It is critical to our competitiveness that we continue to innovate and make improvements to our GentleWave System’s functionality and efficiency. If we fail to make improvements to our GentleWave System’s functionality over time, our competitors may develop products that offer features and functionality similar or superior to those of our GentleWave System or that are more cost- effective than our GentleWave System. Our failure to make continuous improvements to our GentleWave System to keep ahead of the products of our competitors could result in the loss of market share that would adversely affect our business, results of operations, and financial condition. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products.

New product development takes time and requires considerable resources and we may be unable to develop or commercialize products on a timely basis, or at all.

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

Our product development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including failure of the product to perform as expected, failure to receive the necessary regulatory clearance or approval, and failure to reliably demonstrate the advantages of the product.

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

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements, such as the FDA’s quality system regulations, and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. We have a sole manufacturing facility located in Laguna Hills, California, where we manufacture, assemble, test, package and ship our products. We currently assemble all of our GentleWave Console and single-use PIs at this one facility, and we do not have additional facilities. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.

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
▪
potential risks associated with disruptions in our supply chain, such as on account of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak or due to political, economic or other social instability;
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

As we continue to scale the commercial production of our products and increase our manufacturing capacity, we may encounter quality issues that could result in product defects, errors or recalls. Manufacturing delays related to quality control, including such delays that are caused by our suppliers, could negatively impact our ability to bring our products to market, harm our reputation and decrease our revenue. Further, in the past, we have voluntarily replaced and recalled certain of our products, including based on design iterations and customer feedback, and no assurance can be given that such events or actual product recalls will not occur in the future. Any defects, errors, recalls or other replacement of products could be expensive and generate negative publicity, which could impair our ability to market or sell our products, and adversely affect our results of operations.

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

We rely on third-party suppliers, including in some instances single or sole source suppliers, to provide us with certain components, sub-assemblies and finished products for our products. These components, sub-assemblies and finished products are critical and, for a small number of items, there are relatively few alternative sources of supply. For example, our GentleWave Console includes a number of components, including high pressure lines, high pressure pumps, fluid temperature control systems, degassing systems and user interface control systems, most of which we source externally from third party suppliers. We do not currently have long-term supply contracts with certain of the sole and single source suppliers of these key components, and there are no minimum purchase or payment requirements. Additionally, we believe we are not a major customer to many of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. These single or sole source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products in a reliable manner and at the levels we anticipate or at levels adequate to satisfy demand for our products. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for such products, either because of acts of nature, regulatory enforcement actions, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

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
▪
interruptions or delays in logistics and transportation of the required components;
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

We are subject to risks related to public health crises such as the global COVID-19 pandemic. For a period of time during the pandemic, U.S. governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to reduce non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. During such time our operations and revenues were adversely affected by a decrease in the number of root canal procedures, which slowed the adoption of our GentleWave System. Even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 began to be lifted in 2021, we continued to experience disruptions to our business, including as a result of customers' continuing reluctance to start root canal procedures in light of the continuing risk posed by the virus.

Numerous state and local jurisdictions have imposed, from time to time during the course of the COVID-19 pandemic, and may in the future impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, slowdowns and delays, travel restrictions, and cancellation of training and other events, among other effects, thereby negatively impacting our operations. Employees whose tasks can be performed offsite were encouraged to work from home. If the COVID-19 pandemic persists or worsens, or another pandemic, epidemic or infectious disease emerges, shutdowns and continued government restrictions may impact our sales activities, supply chain, and business.

Identifying and recruiting qualified sales and marketing personnel and training them on our product, applicable federal and state laws, and regulations, and on our internal policies and procedures was also more challenging during the height of the COVID-19 pandemic, as many of the training activities, which are normally conducted in-person, had to be conducted remotely. We recently resumed partial in-person training with respect to sales and marketing personnel, among others. Upon completion of their training, the lead time that our capital sales representatives typically require in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory, has been, and continues to be, prolonged as a result of the COVID-19 pandemic. We have also experienced disruptions, and may experience future disruptions, including: challenges in analyzing capital sales representative performance and in recruiting and hiring new employees; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. These disruptions have and may in the future impact our sales activities, which could have a negative impact on our business, financial condition and results of operations.

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

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical, electronic or technical break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, “phishing attacks” and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information, including health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. We have also outsourced elements of our information technology infrastructure, and as a result a number of third- party vendors may or could have access to our confidential information. If we or our third-party consultants, contractors, vendors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems and networks could also have a material adverse effect on our business. The COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations, and would also be exposed to a risk of loss, including financial assets or litigation and potential liability. We must have a designated employee to oversee cybersecurity operations and maintain a data security/information security program with specific measures, employee training, comprehensive risk assessments, vendor contract requirements, and timely data disposal. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition and results of operations.

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

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our GentleWave System, the single-use consumable or any of their component parts causes, or is perceived to cause, injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. We may also be subject to product liability claims if our products or services are deemed to be non-compliant with applicable laws or regulations. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health conditions of the patient. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies, or manufacturers who produce our GentleWave Console and the single-use PIs.

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
▪
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
▪
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), U.K. Bribery Act of 2010 (the "U.K. Bribery Act") and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, including our chief executive officer, Bjarne Bergheim, and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute in 18 U.S.C. 201, the International Travel Act of 1961, as amended, the U.K. Bribery Act, and similar anti-bribery laws in jurisdictions in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, and intermediaries from corruptly authorizing, promising, providing, or offering, directly or indirectly, improper payments or anything else of value to government officials and persons in the private sector for the purpose of obtaining or retaining business. In addition, an organization that fails to prevent bribery by anyone associated with the organization can be charged under the U.K. Bribery Act, unless the organization can establish the defense of having implemented adequate procedures to prevent bribery.

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

In the future, we may operate in parts of the world that pose a heightened corruption risk, and we will review policies to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, the U.K. Bribery Act, OFAC laws and regulations, and other export control, anti- corruption, anti-money-laundering and anti-terrorism laws and regulations as needed. Moreover, because of the significant role government entities play in the regulation of many foreign healthcare markets, we may be exposed to heightened FCPA and similar risks arising from our efforts to seek regulatory approval of and pricing and reimbursement for our products in such countries. We cannot assure you that our internal control policies and procedures will protect us from improper acts committed by our employees or agents, nor can we assure you that our business partners have not engaged and will not engage in improper conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of anti-corruption laws, economic sanctions laws, and export control and import laws. In addition, violations of these laws, or allegations of such violations, would significantly disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we had U.S. federal and state net operating loss ("NOL") carryforwards of approximately $321.6 million and $287.6 million, respectively, and U.S. federal and state research and development credit carryforwards of $3.7 million and $3.3 million, respectively. Certain federal NOLs incurred in taxable years beginning before December 31, 2017, and certain state NOLs will begin to expire in the calendar year 2026, unless previously utilized. In addition, certain federal research and development credit carryforwards will begin to expire in the calendar year 2032. NOL carryforwards and research and development credit carryforwards subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities, as applicable. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs to offset taxable income in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. For state income tax purposes, the extent to which states will conform to federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California State NOLs and tax credits in tax years beginning after 2019 and before 2022.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change by value in its equity ownership by certain stockholders (or groups of stockholders) over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards and its pre-change research and development credit carryforwards (and certain other tax attributes) to offset post- change taxable income or income tax liabilities, as applicable. Similar rules may apply under state tax laws. Although we have not completed a formal analysis as to whether past ownership changes have resulted in limitations on our use of our NOL carryforwards and research and development credit carryforwards under Sections 382 and 383 of the Code, we expect our IPO in November 2021 and private placement in September 2022 to trigger an ownership change and result in such limitations going forward. In addition, future changes in our stock ownership, some of which might be beyond our control, could also result in ownership changes under Sections 382 and 383 of the Code. For the foregoing reasons, we may not be able to utilize a material portion of our NOL carryforwards or research and development credit carryforwards, even if we attain profitability.

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

The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, President Biden has issued executive orders instructing certain governmental agencies to review their existing policies and practices to identify ways to expand the availability of affordable health coverage, to improve the quality of coverage, to strengthen benefits, and to help more Americans enroll in quality health coverage. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect these and further changes related to the ACA, including under the Biden administration, will have on our business.

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
▪
the Physician Payments Sunshine Act, or Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to certain healthcare professionals (including dental practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians (including dental practitioners) and their immediate family members; and

▪
foreign and state laws and regulations, including state payment reporting, anti-kickback and false claims laws, that may apply to items or services reimbursed by any third-party payor, including private insurers; foreign and state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated with respect to interactions with healthcare providers and other potential referral sources; and foreign and state laws and regulations that require device manufacturers to report information related to payments and other transfers of value to dental practitioners and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our products are medical devices subject to extensive regulation in the United States by the FDA and by corresponding state regulatory agencies and authorities. Likewise, our products are subject to extensive medical device regulations in other countries, such as Canada, by applicable regulatory agencies. To the extent we intend to market and sell our products in the EU, our products will also be subject to extensive regulation by EU institutions as well as EU member states' regulatory authorities and notified bodies. These regulations pertain to the design, development, evaluation, manufacturing, testing, labeling, marketing, sale, advertising, promotion, distribution, post-market surveillance, shipping and servicing of our products. These entities regulate and oversee record-keeping procedures, safety alerts, recalls, market withdrawals, product import and export, removals and field corrective actions, and post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to reoccur, could lead to death or serious injury.

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application ("PMA") from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that has been reclassified from Class III to Class II or I, a device that was found substantially equivalent through the 510(k) process, or a device that was granted marketing authorization through the De Novo classification process that is not exempt from the premarket notification requirement. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining a PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have received marketing authorization pursuant to the 510(k) clearance process.

Modifications to products that are approved through a PMA application generally require FDA approval, unless the modification does not affect the product’s safety or effectiveness and the modification is reported to FDA. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from 12 to 18 months, but can last longer.

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

Pursuant to the FDA’s regulations, the scope of marketing claims we can make about a Class II device that is subject to the 510(k) clearance requirement is limited to the indications that were previously 510(k)-cleared. Other countries have similar laws and regulations restricting marketing to cleared indications. If a regulatory agency determines that any of our marketing claims exceed the cleared indications in a particular country, we may be subject to enforcement action and/or we may be required to cease making the challenged marketing claims, recall or with the products from the market, issue corrective communications, pay fines, stop selling products, or be subject to other enforcement actions.

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

Regulatory clearance or approval by the FDA does not ensure regulatory approval or similar registration, clearance, authorization, approval or certification by regulatory authorities in other countries, and such regulatory approval, registration, clearance, approval, or certification by one or more foreign regulatory authorities does not ensure regulatory approval or similar registration, clearance, approval, or certification by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval, registration, clearance, approval, or certification in one country may have a negative effect on the regulatory process in others.

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

Some of our future products will require 510(k) clearance. Other products may require a PMA approval. Some of our future products may require clinical trials to support regulatory approval or clearance, and we may not successfully complete these clinical trials or the results may not show that our products are safe and effective for their intended uses. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance or approval that we may have obtained and we may not achieve or sustain profitability.

In addition, the EU landscape concerning medical devices in the EU has evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

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

Following the end of the Brexit transitional period on January 1, 2021, the rules for placing medical devices on the UK market differ from those in the EU. To the extent we intend to sell our products on the UK market, our products must comply with the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the pre-existing EU Medical Devices Directive. Compliance with the UK Medical Devices Regulations 2002 is a prerequisite to be able to affix the UK Conformity Assessed ("UKCA") mark to our products, without which they cannot be sold or marketed in the UK. the UK government and the UK's Medicines and Healthcare products Regulatory Agency (MHRA) are currently seeking to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The new UK medical devices regime is expected to come into force in July 2024.

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

Consistent with regulatory requirements for additional indications for use, we often seek marketing authorizations such as clearance from the FDA, or other marketing authorizations from Health Canada, and certifications by our notified body. Clinical trials in support of such clearances, approvals and certifications by our notified body may be costly and time-consuming. In the event that we do not obtain additional clearances or approvals from the FDA or foreign regulatory authorities or certifications from our notified body, our ability to market products in the United States, Canada, and the EU, EEA and UK and revenue derived therefrom may be adversely affected. Medical devices subject to premarket review may be marketed only for the indications for which they are approved, cleared, or assessed, and if we are found to be marketing our products for off-label uses or indications for use that have not received the requisite clearances, approvals, certifications or assessments, we might be subject to FDA and other competent authorities’ enforcement action or have other resulting liability. In addition, if the FDA or the competent authorities in Canada and the EU member states and EEA countries determine that our promotional materials or training constitute promotion of a use which is unapproved, not cleared or not covered by the CE mark or in compliance with other regulatory authorities’ requirements, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, an injunction, product seizures, consent decrees, civil fines, criminal penalties or import detention.

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

Initiating and completing the clinical trials necessary to support our current and future products will be time consuming and expensive and the outcome of any such clinical trials is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Regulatory authorities or bodies may disagree with our interpretation of data and results from our clinical trials, and data are often susceptible to various interpretations and analyses. Many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials, or regulatory authorities or bodies disagreed with such companies’ conclusions. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

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
▪
the number of subjects required for clinical trials may be larger than we anticipate, and enrollment in these clinical trials may be insufficient or slower than we anticipate. The number of clinical trials being conducted at any given time may be high and result in fewer available subjects for any given clinical trial, or subjects may drop out of these clinical trials at a higher rate than we anticipate;
▪
the ongoing COVID-19 public health crisis may reduce the availability of the medical staffs who are available to conduct the clinical trials;
▪
our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
▪
we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks or risks of serious adverse events;
▪
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or ethics committee and/or regulatory authorities for re-examination;
▪
regulators, IRBs, ethics committees, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals, unanticipated adverse device effects, or noncompliance with regulatory requirements;
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

Moreover, conducting successful clinical studies will require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical trial sites, the availability of patients meeting the eligibility and exclusion criteria for participation in the clinical trial and patient compliance with the trial protocol. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the performance of our products, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to the products being tested.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and/or other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice ("cGMP") requirements and other regulations. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA, other foreign regulatory authorities, or our notified body will agree with our conclusions regarding the results of such trials. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indications for use, or patients enrolled in the clinical trials may experience unanticipated adverse side effects, either of which could cause us to abandon or delay further development of a proposed product and may delay the development of other products. Furthermore, any delay or termination of our clinical trials will delay the filing of our product submissions to the relevant regulatory authorities or to our notified body and, ultimately, our ability to commercialize such product and generate revenues. In addition, despite considerable time and expense invested in our clinical trials, the FDA, foreign regulatory authorities, or our notified body may not consider our data adequate to support regulatory clearance, approval, certification of our products, or other required regulatory authorizations, as applicable. Such increased costs and delays or failures to complete our clinical trials or obtain the results we expect, delays in our ability to commercialize our products or the abandonment of proposed product lines in response to clinical trial results could adversely affect our business, financial condition and results of operations.

The safety and efficacy of some of our products are not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

The products that we market in the United States are regulated as medical devices by the FDA and have received premarket clearance under Section 510(k) of the FDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally- marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that has been reclassified from Class III to Class II or I, or a device that was granted marketing authorization through the De Novo classification process that is not exempt from the premarket notification requirement. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and oftentimes does not require long-term clinical studies.

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

Our operations could be harmed if regulatory authorities make determinations that we, or our suppliers or vendors, are not in compliance with these regulations. If the FDA finds a violation of the QSR requirement, it may enjoin our manufacturing operations, seize product, restrict importation of goods, and impose administrative, civil or criminal penalties or take other enforcement actions, such as requesting or requiring recalls, issuing warning letters or untitled letters, among others. Similar requirements may apply in foreign jurisdictions. If we or our contract manufacturers or suppliers fail to comply with applicable regulatory requirements, we or they could be required to take costly corrective actions, including suspending manufacturing operations, changing product designs, suspending sales, or initiating product recalls or market withdrawals, among others. In addition, compliance with these regulations has increased and may further increase the cost of manufacturing for certain of our products to ensure and maintain compliance. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Even after a device is cleared, approved, certified or authorized, there are significant post-market regulations with which we must comply. For example, we are required to comply with the FDA’s medical device reporting (“MDR”) requirements, which are a set of mandatory requirements that are applicable to manufacturers, importers, and device user facilities. The FDA’s MDR regulations and similar foreign regulations require us to report to the FDA and other foreign governmental authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have experienced a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, or any other requirements of the FDA or other regulatory requirements, the FDA and other foreign governmental authorities or bodies could take action, including by issuing warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of a device clearance, approval or certification or failure to grant new clearances, approvals or certifications, seizure of our products or delay in clearance, approval or certification of future products, recalls, requirements for customer notifications or repairs, operating restrictions or partial suspension or total shutdown of production.

In the EU, if we were authorized to market, we would also be required to demonstrate compliance with similar quality system requirements which are laid down in the relevant Annexes to the EU Medical Devices Regulation. Such compliance can be supported by, among other things, a certificate of compliance with ISO 13485:2016. Demonstration of compliance with the ISO 13485:2016 standard permits manufacturers to benefit from a presumption of conformity with the corresponding quality system requirements laid down in such Annexes to EU Medical Devices Regulation. Failure to comply with such standards could subject us to enforcement actions and adversely impact our business.

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

Under certain circumstances, the FDA has the authority to require a recall of medical devices if it determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death. Similar foreign governmental authorities, such as Health Canada and the authorities of the EU member states, also have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Moreover, our notified body has the power to suspend, vary or withdraw our certifications in such circumstances. Manufacturers may, on their own initiative, recall a product if any material deficiency in a device is found or conduct a market withdrawal such as the correction or removal of a device to reduce a risk to health posed by the device, to remedy a minor violation of law or even if no violation of law has occurred. A government-mandated or voluntary recall by us or one of our importers or distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, manufacturing errors, other problems with design or labeling, packaging defects or other deficiencies or failures to comply with applicable regulations.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA, other applicable foreign regulatory authorities or our notified body may require, or we may decide, that we will need to obtain new approvals, clearances, or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled or withdrawn products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters, untitled letters, product seizure, injunctions, administrative penalties, civil or criminal fines, or other enforcement actions. Companies often are required to maintain certain records of recalls and withdrawals, even if they are not reportable to the applicable regulatory authority. We may initiate voluntary withdrawals for our products in the future that we determine do not require notification of the FDA or other applicable foreign regulatory authorities. If such regulatory authority disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action.

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

We do not have the ability to independently conduct all of our clinical trials for our products without the participation of third parties. In the event that clinical trials are needed for future product clearance or approval, we will need to rely on third parties such as medical institutions and clinical investigators to conduct such trials. If these third parties do not successfully carry out their contractual duties or comply with regulatory obligations, including GCPs, or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control, including the COVID-19 pandemic. In the event of such extensions, delays, suspensions or terminations, we may not be able to obtain regulatory clearance, approval or other required regulatory authorizations or certifications for, or successfully commercialize, our products on a timely basis, if at all, and our business, financial condition and results of operations may be adversely affected.

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

Disruptions at these agencies and bodies may slow the time necessary for new devices to be reviewed and/or cleared, approved or certified, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA temporarily postponed all domestic and foreign routine surveillance facility inspections. Subsequently, in July 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system and in May 2021, the FDA issued a new report outlining the agency’s plan to move toward a more consistent state of inspectional capacity and priorities for domestic and foreign inspections that were not performed during the pandemic. In February 2022, the FDA announced that it will resume its domestic inspection operations. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other foreign regulatory authorities and certification bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and certification bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance in the EU, notified bodies must be officially designated by EU member states governments to certify products and services in accordance with the EU Medical Devices Regulation. While several notified body have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified body are facing a large amount of requests with the new regulation, resulting in longer notified body review times. This situation could impact our ability to grow our business in the EU and EEA.

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

The FDA and other regulatory enforcement agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices authorized for marketing pursuant to a 510(k) clearance cannot be marketed for any intended use beyond the cleared indications. Dentists and endodontists nevertheless may use our products on their patients in a manner that is inconsistent with the indications for use cleared by the FDA. The FDA does not interfere with, restrict or regulate a dental practitioner’s use of a medical product within the practice of medicine, and we cannot prevent a dental practitioner from using our products for an off-label use. However, we cannot market for these off-label uses and we train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-cleared indications.

The use of our products for indications other than those for which our products have been cleared by the FDA or approved, authorized or certified by a notified body or foreign regulatory enforcement authorities may not effectively treat the conditions not referenced in product indications, which could harm our reputation in the marketplace among dental practitioners and patients. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. For example, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could subject us to regulatory or enforcement actions, including the issuance or imposition of a warning letter or an untitled letter, injunction, seizure, civil fine or criminal penalties, or other enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell” link, and timely and efficiently comply by opt-out requests. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah. For example, the Virginia Consumer Data Protection Act took effect on January 1, 2023. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase its compliance costs and adversely affect its business.

Foreign data protection laws, including the GDPR, which went into effect in May 2018, may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to process, collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (the "CJEU") in the so-called Schrems II decision. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional technical, organizational and contractual supplementary measures may need to be put in place. The nature and examples of what these supplementary measures could include since Schrems II was further discussed by the European Data Protection Board in Recommendations 01/2020 on measures that supplement transfer tools to ensure compliance with the EU level of protection of personal data adopted on June 18, 2021. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer of personal data. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. As the timeframe for the migration of the revised clauses has now passed, and to the extent necessary, we have implemented the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. However, with no further guidance from the European Commission, it is prudent for us to continue to rely on the revised clauses in such data transfers.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re- assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. For the time being, the UK Information Commissioner has issued the UK standard contractual clauses for data transfers from the UK to third countries as an adequate transfer mechanism. Existing standard contractual clauses arrangements must be migrated to the UK revised clauses by March 21, 2024. We are working on implementing the UK revised clauses in relation to relevant existing contracts and certain additional contracts and arrangements as appropriate in each case.

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

As of December 31, 2022, our patent portfolio included 135 patents owned by us, including 32 in the United States. As of December 31, 2022, we had 83 pending patent applications globally, including 30 in the United States. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, maintaining, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our products or research and development results before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent is not conclusive as to its inventorship, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, so even if we obtain patents, they may not provide us with adequate proprietary protection or competitive advantage against our competitors with similar products. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology or to prevent competitive technologies. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value or validity of our intellectual property or narrow the scope of our patent protection. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. The strength of patent rights generally, and particularly the patent position of medical device companies, involves complex legal, factual and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. Even if patents do successfully issue from our patent applications, third parties may challenge the validity, enforceability, or scope of such patents, which may result in such patents being narrowed, invalidated, or held unenforceable. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may also have blocking patents that could prevent us from marketing our own products and practicing our own technology. We may not be aware of all third-party intellectual property rights (for example, not be aware of a patent or not be aware of a patent’s scope) potentially relating to our products, product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to market our products without infringing third party patent rights, is highly uncertain. We cannot ensure that we do not infringe any patents or other proprietary rights held by others. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary, from time to time, to defend infringement claims of third parties or to enforce patent rights we hold or protect trade secrets or techniques we own. Further, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable, or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We may, from time to time, be a party to intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products.

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
▪
additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 1, 2023, we had a total of 50,583,550 shares of our common stock outstanding, assuming no exercise of outstanding options. Sales of a substantial number of shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, shares of our common stock issued upon the exercise of options, vesting of restricted stock units and exercise of warrants may also be sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. As of December 31, 2022, there are 43,315,846 pre-funded warrants outstanding, which are exercisable for shares of our common stock at a nominal exercise price. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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

As a public company, we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with this annual report on Form 10-K, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, unless we then qualify as a smaller reporting company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. We will need to continue to dedicate significant internal resources to assess and document the adequacy of our internal control over financial reporting, potentially engage outside consultants from time to time, continue to improve control processes as appropriate, and validate through testing that controls are designed and operating effectively. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses caused by, among other things, political instability, changes in international trade relationships, inflation and rising interest rates and conflicts, such as the war in Ukraine, which could result in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Clinicians and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.

Consumer spending habits are also affected by prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dental practitioners’ offices or a reduction in the demand for dental services generally, which may result in dental practitioners postponing investments in capital equipment, such as our GentleWave System, and less demand for our single-use PIs, both of which would adversely affect our sales and operating results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Laguna Hills, California, where we occupy approximately 59,000 square feet of space under a series of lease agreements. The lease agreement for our corporate headquarters expires in May 2026. We believe our current facilities are sufficient to meet our current and anticipated future needs and that suitable additional space is available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed and traded on the New York Stock Exchange under the symbol “SONX” since October 29, 2021.

Holders of Record

As of March 1, 2023, we had approximately 138 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” in this Annual Report for information about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

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

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed and manufacture the GentleWave® System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. The GentleWave System employs a sterilized, single-use procedure instrument ("PI"), to transform root canal therapy ("RCT"), by addressing the limitations of conventional methods.

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

Our GentleWave System represents an innovative technology platform and approach to RCT. The GentleWave System is a Class II device and has received 510(k) clearance from the FDA for preparing, cleaning, and irrigating teeth indicated for RCT. The key components of our GentleWave System are a sophisticated and mobile console and a pre-packaged, sterilized, single-use PI. The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. We believe our GentleWave System transforms the patient and dental practitioner experience and addresses many of the limitations of conventional RCT.

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

As of December 31, 2022, we had an installed base of approximately 976 GentleWave Systems that had performed a milestone of more than one million GentleWave patient procedures since commercialization. We generated revenue of $41.7 million and a net loss of $57.1 million for the year ended December 31, 2022 compared to revenue of $33.2 million and a net loss of $48.5 million for the year ended December 31, 2021. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $91.4 million, an accumulated deficit of $369.1 million, and $40.0 million in principal outstanding under our term loan facility.

On November 2, 2021, we completed our IPO, issuing 7.8 million shares of our common stock at a public offering price of $12.00 per share. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $83.8 million.

On September 27, 2022, we completed a private placement, issuing an aggregate of 23.0 million shares of common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the private placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

We expect to continue to incur net losses for the next several years. We expect to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we will require additional financing to fund our operations and planned growth.

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

Factors Affecting Our Performance and Key Business Metrics
We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: We have initially focused on driving adoption of the GentleWave Procedure among endodontists in the United States and Canada. To drive further adoption of our system, we will continue to increase our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
•
System utilization: Our revenue is significantly impacted by the utilization of our GentleWave System. Our objective is to establish the GentleWave Procedure as the standard of care for RCT. We intend to increase awareness of the GentleWave Procedure among dental practitioners and, in select markets where we establish a large installed base, directly with patients through various targeted direct-to-patient marketing initiatives, showcasing the benefits and points of difference of the GentleWave Procedure. We believe that once patients become aware of the GentleWave Procedure, they will seek the GentleWave Procedure over conventional RCT. We believe these initiatives will drive a greater volume of root canal procedures to dental practitioners who offer the GentleWave Procedure, thereby increasing utilization of our system.
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
•
Commercial organization: As of December 31, 2022, our sales and customer support team consisted of approximately 85 employees. We intend to continue to make significant investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

COVID-19 Pandemic

Our consolidated financial statements as of and for the year ended December 31, 2022 reflect the Company's estimate of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

The COVID-19 pandemic has negatively impacted our operations, revenue and overall financial condition, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. Our customers, including endodontists, have experienced significant financial hardship as a result of the COVID-19 pandemic and some of them may never fully recover. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic resulted in, and may in the future result in, significant disruption to the global financial markets, reducing our ability to access capital when needed, which could negatively affect our liquidity.

We have mitigated the disruptions to our supply of certain materials used in the final assembly and packaging of our PIs encountered in early 2022 as a result of the COVID-19 pandemic. We regularly explore different opportunities to implement alternative secondary source suppliers and packaging methods in order to ensure cost effectiveness and that we are able to source sufficient components and materials to manufacture our products. In the event that we are unable to implement new packaging methods or source sufficient components and materials from our current or future suppliers to manufacture enough of our products to satisfy demand, we may need to cease or slow down production and our business operations and financial condition may be materially harmed. Additionally, the costs of certain materials and services have increased in recent years due to the increased demand and supply shortages caused, in large part, by the pandemic. If such inflationary pressures in costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows.

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

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan, investment income, and recognition of an employer retention credit ("ERC") under The Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table shows our results of operations for the years ended December 31, 2022 and 2021, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$41,656	$33,197	8,459	25%
Cost of sales	31,176	24,861	6,315	25%
Gross profit	10,480	8,336	2,144	26%
Gross margin	25%	25%
Operating expenses:
Selling, general and administrative	51,906	33,913	17,993	53%
Research and development	16,776	18,568	(1,792)	(10)%
Change in fair value of contingent earnout	—	261	(261)	(100)%
Total operating expenses	68,682	52,742	15,940	30%
Loss from operations	(58,202)	(44,406)	(13,796)	31%
Other (expense) income, net:
Interest and financing costs, net	(3,228)	(4,214)	986	(23)%
Change in fair value of warrant liabilities	—	71	(71)	(100)%
Change in fair value of forward obligation	—	52	(52)	(100)%
Employee retention credit	4,382	—	4,382	100%
Loss before income tax expense	(57,048)	(48,497)	(8,551)	18%
Income tax expense	(2)	(2)	—	0%
Net loss	$(57,050)	$(48,499)	(8,551)	18%

Revenue

Our breakdown of revenue for the years ended December 31, 2022 and 2021, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Product revenue	$33,280	$25,811	7,469	29%
Software revenue	8,376	7,386	990	13%
Total revenue	$41,656	$33,197	8,459	25%

Total revenue increased $8.5 million, or 25%, in 2022 compared to 2021, reflecting the growth in sales volumes and increase in the average selling price of GentleWave Consoles and PIs sold as further discussed below.

Product revenue increased $7.5 million, or 29%, in 2022 compared to 2021, which was primarily driven by growth in sales volumes in both GentleWave Consoles and PIs, as well as an increase in the average selling price of PIs by approximately 9%. For the year ended December 31, 2022, we generated $10.8 million and $18.9 million from the sale of GentleWave Consoles and PIs, respectively, compared to $8.4 million and $14.4 million, respectively, for the year ended December 31, 2021.

Software revenue increased $1.0 million, or 13%, in 2022 compared to 2021, which was primarily due to a higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $6.3 million, or 25%, in 2022 compared to 2021, which was primarily attributable to higher sales volume in our Product segment of approximately $3.3 million, as well as higher cost of sales on a per unit basis due to higher material prices and operational inefficiency resulting from supply chain disruption in 2022. There were no significant changes in the Software segment cost of sales.

Gross margin was flat year over year due to the aforementioned higher product revenue, offset by higher cost of sales on per unit basis.

Selling, general and administrative expenses

SG&A expenses increased $18.0 million, or 53%, in 2022 compared to 2021, which was primarily driven by an approximately $14.0 million increase in our Product segment due to higher sales and marketing employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure and increase in sales. We also incurred higher administrative expenses associated with being a public company, including insurance, accounting, legal and other administrative and professional services expenses. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses decreased $1.8 million, or 10%, in 2022 compared to 2021, which was primarily driven by approximately $1.4 million lower spending on product development after the launch of our CleanFlow PI and Gentlewave G4 Console and reduction in outside services in the Product segment. There were no significant changes in any major components of the R&D expenses in the Software segment as described in the Components of Our Results of Operations above.

Change in fair value of contingent earnout

There was no change in fair value of contingent earnout recorded in 2022 as the contingent earnout period ended December 31, 2021 and final payment was made in February 2022.

Loss from operations

Loss from operations was $58.2 million during the year ended December 31, 2022 compared to $44.4 million for the year ended December 31, 2021. The increase was primarily due to increases in operating expenses in the Product segment, partially offset by growth in revenue and gross profit. The Software segment recorded income from operations of $1.6 million for the year ended December 31, 2022 as compared to income from operations of $0.8 million for the year ended December 31, 2021.

Other (expense) income, net

Other income increased by $5.2 million in 2022 compared to 2021, which was primarily driven by recognition of a $4.4 million ERC recognized under the CARES Act related to qualified wages paid to the employee in 2021, as well as interest income from our short-term investments.

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

On September 27, 2022, we completed a private placement (the "Private Placement"), issuing an aggregate of approximately 23.0 million shares of our common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of our common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exerciseable and will remain exerciseable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

As of December 31, 2022, we had cash and cash equivalents and short-term investments of $91.4 million, an accumulated deficit of $369.1 million, and $40.0 million in principal outstanding under our term loan facility. For the years ended December 31, 2022 and 2021, our net losses from operations were $57.1 million and $48.5 million, respectively, and our net cash used in operating activities was $61.1 million and $48.6 million, respectively.

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
•
the impact of the macroeconomic environment, including as a result of inflation and rising interest rates, the war in Ukraine, and the ongoing global COVID-19 pandemic, or any other pandemic, epidemic or infectious disease outbreak, on our business;
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

Indebtedness

On August 23, 2021, we entered into a fifth amendment to our Credit Agreement and Guaranty with Perceptive Credit Holdings, LP, which transferred the $30.0 million loan (the "Perceptive Loan") to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, we entered into an amended and restated credit agreement and guaranty with Perceptive (as it may be amended, restated, supplemented or modified from time to time, the "Amended Perceptive Loan Agreement"), which provided for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan") and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, we paid a closing fee equal to $0.5 million as well as the lender's legal fees and expenses. We accounted for the amendment as a modification.

In connection with the Amended Perceptive Loan Agreement, we issued a warrant to purchase 150,685 shares of our Series E convertible preferred stock at a purchase price of $20.08 per share to Perceptive. Upon the closing of our IPO, this convertible preferred stock warrant was converted to a warrant to purchase 150,685 shares of our common stock at a purchase price of $20.08 per share.

On April 6, 2022, we entered into Amendment No. 1 (the “First Amendment”) to the Amended Perceptive Loan Agreement. The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to our having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The First Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) our having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) our closing market capitalization being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. We borrowed the first tranche of $10.0 million on July 29, 2022 and received net proceeds of $9.9 million.

As a condition to entering into the First Amendment, on April 6, 2022, we also amended the warrants previously issued to Perceptive and certain of its affiliates to purchase an aggregate of 304,105 shares of our common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. In August 2022, a portion of these warrants representing 153,421 shares were transferred to a third party and its affiliates.

For the years ended December 31, 2022 and 2021, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement, was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, we entered into Amendment No. 2 (the "Second Amendment") to the Amended Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged on the original agreement.

In connection with entering into the Amended Perceptive Loan Agreement, we also entered into an amended and restated security agreement and granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Amended Perceptive Loan Agreement includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2021 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the Amended Perceptive Loan Agreement.

The Amended Perceptive Loan Agreement contains events of default, including, without limitation, events of default upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Amended Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

As of December 31, 2022, we had an aggregate principal balance of $40.0 million outstanding under the Amended Perceptive Loan Agreement and we were in compliance with all covenants and conditions under such agreement.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(61,072)	$(48,605)
Investing activities	(74,429)	(1,973)
Financing activities	68,525	83,497
Net increase (decrease) in cash and cash equivalents	$(66,976)	$32,919

Operating Activities

Net cash used in operating activities during 2022 was $61.1 million, primarily consisting of net loss of $57.1 million as adjusted for non-cash items of $9.9 million, partially offset by a net change in our net operating assets and liabilities of $14.0 million. Non-cash items primarily consisted of $1.7 million in depreciation and amortization and $7.5 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $7.4 million increase in inventory held due to higher production and a $3.3 million increase in accounts receivable balance due to higher sales and longer credit terms. Changes in our net operating assets and liabilities also resulted from changes in prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities attributable to timing of payment.

Net cash used in operating activities during 2021 was $48.6 million, primarily consisting of net loss of $48.5 million as adjusted for non-cash items of $6.3 million, partially offset by a net change in our net operating assets and liabilities of $6.4 million. Non-cash items primarily consisted of $2.0 million in depreciation and amortization and $2.4 million in stock-based compensation. Changes in our net operating assets and liabilities year over year, was primarily due to a $3.9 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable and other liabilities attributable to timing of payment.

Investing Activities

Net cash used in investing activities during 2022 was $74.4 million as a result of purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities. Net cash used in investing activities during 2021 was $2.0 million as a result of acquisition of intangible assets and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during 2022 was $68.5 million, primarily resulting from net proceeds of $59.0 million received from the Private Placement and $10 million in borrowings under the Amended Perceptive Loan Agreement. Net cash provided by financing activities during 2021 was $83.5 million, primarily resulting from net proceeds of $83.8 million received from our IPO, partially offset by payments of deferred debt issuance costs and contingent earnout.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives

Our goodwill represents the excess of cost over fair value of identified assets acquired and liabilities we assume in an acquisition of a business. We recorded $8.5 million of goodwill in conjunction with the acquisition of TDO in October 2018.

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

We estimate the fair value of the TDO reporting unit using the income approach and market approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Key assumptions for these projections require significant judgments by management and include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as we maintains investment in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation. Actual results may differ from those assumed in our forecasts. We also reconcile our discounted cash flow analysis to our indicated equity value allowing for a reasonable control premium. For purposes of the market approach, fair value is determined based on the guideline public company method and utilizes a number of factors such as publicly available information regarding the market capitalization of the selected guideline companies, as well as operating results, market multiples, and present value techniques. Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment test are representative of those that would be used by market participants performing similar valuations of the TDO reporting unit.

Our annual evaluation for impairment of goodwill consists of the TDO reporting unit from which goodwill originated. In 2022, we voluntarily changed the date of the annual quantitative impairment assessment to be October 31. In accordance with our policy, we completed our annual evaluation for impairment using a quantitative and a qualitative method in 2022 and 2021, respectively, and determined that no impairment existed.

It is possible that our conclusions regarding impairment or recoverability of goodwill in the TDO reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing performed for the years ended December 31, 2022 and 2021 will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for the TDO reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and earnings before income tax depreciation and amortization (EBITDA). An impairment charge, if recorded in the future, could impact our consolidated balance sheets, as well as our consolidated statements of operations. If we were required to recognize an impairment charge in the future, the charge would not impact our consolidated cash flows, current liquidity, capital resources, and covenants under our existing term loan credit facility.

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

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. No indicators of impairment were identified in the years ended December 31, 2022 and 2021.

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

Item 8. Financial Statements and Supplementary Data.

Sonendo, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sonendo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonendo, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 8, 2023

SONENDO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,665	$84,641
Short-term investments	73,784	—
Accounts receivable, net	5,798	2,516
Inventory	15,462	8,150
Prepaid expenses and other current assets	8,397	3,552
Total current assets	121,106	98,859
Property and equipment, net	2,860	2,366
Operating lease right-of-use assets	2,455	2,746
Intangible assets, net	2,292	2,956
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$137,285	$115,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,438	$3,061
Accrued expenses	5,357	4,758
Accrued compensation	3,616	3,376
Operating lease liabilities	1,114	975
Other current liabilities	2,191	2,482
Total current liabilities	16,716	14,652
Operating lease liabilities, net of current	1,095	1,730
Term loan, net of current	36,746	26,496
Other liabilities	773	558
Total liabilities	55,330	43,436
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares as of December 31, 2022 and 2021; issued — 49,974,281 shares as of December 31, 2022 and 26,383,225 shares as of December 31, 2021; outstanding — 49,974,281 shares as of December 31, 2022 and 26,336,536 shares as of December 31, 2021	50	26
Additional paid-in-capital	451,060	384,132
Accumulated other comprehensive loss	(61)	—
Accumulated deficit	(369,094)	(312,044)
	81,955	72,114
Less: Treasury stock	—	(51)
Total stockholders’ equity	81,955	72,063
Total liabilities and stockholders’ equity	$137,285	$115,499

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Product revenue	$33,280	$25,811
Software revenue	8,376	7,386
Total revenue	41,656	33,197
Cost of sales	31,176	24,861
Gross profit	10,480	8,336
Operating expenses:
Selling, general and administrative	51,906	33,913
Research and development	16,776	18,568
Change in fair value of contingent earnout	—	261
Total operating expenses	68,682	52,742
Loss from operations	(58,202)	(44,406)
Other (expense) income, net:
Interest and financing cost, net	(3,228)	(4,214)
Change in fair value of warrant liabilities	—	71
Change in fair value of forward obligation	—	52
Employee retention credit	4,382	—
Loss before income tax expense	(57,048)	(48,497)
Income tax expense	(2)	(2)
Net loss	$(57,050)	$(48,499)
Other comprehensive loss (net of tax):
Unrealized loss on short-term investments	(61)	—
Comprehensive loss	$(57,111)	$(48,499)
Net loss per share – basic and diluted	$(1.27)	$(8.52)
Weighted-average shares outstanding – basic and diluted	44,932,952	5,694,594

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except shares amount)

	Convertible Preferred Stock		Common Stock			Additional	Accumulated		Total
					Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Comprehensive Loss	Deficit	(Deficit) Equity
Balance at December 31, 2020	17,031,887	281,342	1,200,335	2	(51)	9,703	—	(263,545)	(253,891)
Conversion of convertible preferred stock into common stock on initial public offering	(17,031,887)	(281,342)	17,031,887	17	—	281,325	—	—	281,342
Settlement of outstanding forward obligation into common stock on initial public offering	—	—	224,842	—	—	2,698	—	—	2,698
Issuance of common stock in initial public offering, net of discounts and offering costs of $9.8 million	—	—	7,800,000	7	—	83,785	—	—	83,792
Reclassification of convertible preferred stock warrant into common stock warrant on initial public offering	—	—	—	—	—	3,978	—	—	3,978
Exercise of stock options	—	—	79,472	—	—	271	—	—	271
Stock-based compensation	—	—	—	—	—	2,372	—	—	2,372
Net loss	—	—	—	—	—	—	—	(48,499)	(48,499)
Balance at December 31, 2021	—	—	26,336,536	26	(51)	384,132	—	(312,044)	72,063
Employee stock plans	—	—	592,209	1	—	413	—	—	414
Issuance of common stock, net of issuance costs	—	—	23,045,536	23	—	20,493	—	—	20,516
Issuance of pre-funded warrants, net of issuance costs	—	—	—	—	—	38,518	—	—	38,518
Stock-based compensation	—	—	—	—	—	7,482	—	—	7,482
Revaluation of warrants	—	—	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	—	—	(61)	—	(61)
Retirement of treasury stock	—	—	—	—	51	(51)	—		—
Net loss	—	—	—	—	—	—	—	(57,050)	(57,050)
Balance at December 31, 2022	—	$—	49,974,281	$50	$—	$451,060	$(61)	$(369,094)	$81,955

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,050)	$(48,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,052	1,426
Amortization of intangible assets	664	586
Amortization of right-of-use lease assets	1,100	985
Stock-based compensation	7,482	2,372
Change in fair value of warrant liabilities	—	(71)
Amortization of debt issuance costs	473	778
Loss on disposal of assets	—	2
Accretion of available for sale securities, net	(772)	—
Change in fair value of forward obligation	—	(52)
Change in fair value of contingent earnout	—	261
Other non-cash operating activities, net	(70)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,282)	(582)
Inventory	(7,414)	(3,812)
Prepaid expenses and other assets	(4,845)	(2,646)
Accounts payable	1,287	1,128
Accrued expenses and other liabilities	17	(71)
Deferred revenue	46	(72)
Accrued compensation	240	(338)
Net cash used in operating activities	(61,072)	(48,605)
Cash flows from investing activities:
Purchases of available-for-sale securities	(98,723)	—
Proceeds from maturities of available-for-sale securities	25,650	—
Purchases of property and equipment	(1,356)	(638)
Acquisition of intangible assets	—	(1,335)
Net cash used in investing activities	(74,429)	(1,973)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	20,516	84,390
Proceeds from issuance of pre-funded warrants, net of issuance costs	38,518	—
Proceeds from debt, net of issuance costs	9,850	—
Issuance of stock under employee stock plans	414	—
Payment of common stock IPO issuance costs	(598)	—
Proceeds from exercise of common stock options	—	271
Payment of contingent earnout	(117)	(667)
Principal repayments on finance lease	(58)	(47)
Deferred financing costs	—	(450)
Net cash provided by financing activities	68,525	83,497
Net (decrease) increase in cash and cash equivalents	(66,976)	32,919
Cash and cash equivalents at beginning of year	84,641	51,722
Cash and cash equivalents at end of year	$17,665	$84,641

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$2	$2
Interest	$4,060	$3,445
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$808	$424
Lease liabilities recorded for operating lease right-of-use assets	$(808)	$(424)
Conversion of convertible preferred stock into common stock on initial public offering	$—	$281,342
Settlement of outstanding forward obligation into common stock on initial public offering	$—	$2,698
Reclassification of convertible preferred stock warrant into common stock warrant on initial public offering	$—	$3,978

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

Sonendo, Inc. (“Sonendo” or the “Company”) was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States. The Company’s products include the GentleWave System, which is cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S. and Canada, along with the system’s sterilized, single-use procedure instruments ("PIs"). In addition, the Company offers practice management software to enable an integrated digital office for dental practitioners.

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

Liquidity

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

On September 27, 2022, the Company completed a private placement (the "Private Placement"), issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million. See Note 5, Stockholders' Equity, for additional information.

As of December 31, 2022, the Company had cash and cash equivalents and short-term investments of $91.4 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of December 31, 2022 had an accumulated deficit of $369.1 million. During the year ended December 31, 2022, the Company incurred net losses of $57.1 million and used $61.1 million of cash, cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash

Notes to Consolidated Financial Statements — (Continued)

equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying consolidated financial statements.

The Company plans to fund its operations, capital funding and other liquidity needs, using existing cash, cash equivalents and short-term investments and, to the extent available, cash generated from commercial operations. If the Company's actual operating expenses significantly exceed its operating plan or its debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9), the Company may have to significantly delay or scale back its operations to reduce working capital requirements. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing the Company’s commercial efforts, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives.

COVID-19

The Company’s consolidated financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

The COVID-19 pandemic negatively impacted the Company's operations, revenue and overall financial condition, and may negatively impact its operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. The Company's customers, including endodontists, have experienced significant financial hardship and some of them may never fully recover. The Company has also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use its GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of its clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support.

The Company expects that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant, and other related issues including supply chain disruptions, would have a negative impact on its operations, revenue and overall financial condition.

Operating Segments

The Company has business activity and operates two operating and reportable segments: Product and Software. Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker, who is the Company’s chief executive officer (“CEO”), for the purpose of allocating resources and evaluating performance.

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

Short-Term Investments

Short-term investments consist of available-for-sale U.S. Treasury securities, U.S. government agency securities, corporate bonds and commercial paper with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive gain (loss) in the Company’s consolidated statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method.

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

The Company believes any concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. No individual customer accounted for more than 10% of sales or accounts receivable in 2022 or 2021.

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

Notes to Consolidated Financial Statements — (Continued)

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

Accounts Receivable, Net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. The Company’s allowance for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company’s estimate of current expected credit losses was immaterial as of December 31, 2022 and 2021, respectively, and there were immaterial write-offs.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost may include materials, labor and manufacturing overhead. Cost is determined by the first in first out inventory method. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Notes to Consolidated Financial Statements — (Continued)

leases for office space. The leases expire at various dates, have various options to renew, and may contain escalation provisions.

Rent expense on cancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets and are amortized on a straight-line basis as a reduction to operating lease costs. The key estimates for the Company’s leases include the incremental borrowing rate used to determine the present value of lease payments and the lease term. The Company’s leases generally do not include an implicit rate; therefore, management establishes a rate of interest the Company would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

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

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management projections of future cash flows and/or use of a market approach by considering market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and the weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as the Company maintains investments in research and development. Additional value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation.

The Company’s annual evaluation for impairment of goodwill consists of the software reporting unit from which the goodwill originated. During the fourth quarter of 2022, the Company voluntarily changed its annual goodwill testing date from the end of the fourth quarter, December 31, to October 31. The Company believes this change in the method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment in advance of our year-end reporting. The change did not delay, accelerate, or avoid an impairment charge. The Company completed its most recent annual evaluation for impairment as of October 31, 2022 using a quantitative assessment and determined that no impairment existed.

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

The Company evaluates its intangible assets with finite lives for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an

Notes to Consolidated Financial Statements — (Continued)

impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis. No impairment was identified in the years ended December 31, 2022 and 2021.

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

Notes to Consolidated Financial Statements — (Continued)

Product revenue is generated from sales of the GentleWave Console and related PIs and accessories. Software revenue is generated from sales of TDO's endodontist practice management software licenses. The Company’s products are sold primarily in the United States and Canada directly to customers through its field sales force.

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

Contract liabilities

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Extended service contracts	$336	$251
Subscription software licenses	481	520
Total contract liabilities	$817	$771

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Revenue recognized during the years ended December 31, 2022 and 2021 that was included in the contract liability beginning balance of each year was $0.8 million.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Year Ended December 31,
	2022	2021
	(in thousands)
Product revenue recognized at a point in time	$32,566	$25,025
Product revenue recognized over time	714	786
Software revenue recognized at a point in time	1,599	851
Software revenue recognized over time	6,777	6,535
Total	$41,656	$33,197

Shipping and handling costs

All customer related shipping and handling costs are expensed as incurred and are charged to cost of sales. Charges to customers for shipping and handling are credited to revenue.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the years ended December 31, 2022 and 2021, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$1,620	$1,584
Provision for warranties issued	1,707	1,515
Warranty costs incurred	(1,397)	(1,479)
Balance at end of period	$1,930	$1,620

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheets as follows:

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2022	2021
	(in thousands)
Current portion	$1,340	$1,132
Non-current portion	590	488
Total	$1,930	$1,620

Research and Development

Research and development (“R&D”) expenses consist of costs incurred for proprietary R&D programs and are recorded to operating expenses when incurred. Research and development expenses primarily include (1) personnel-related costs, including compensation and benefits and stock-based compensation associated with R&D personnel, (2) costs related to clinical and pre-clinical testing of the Company’s technologies under development, and (3) other R&D expenses. Costs to acquire technologies to be used in R&D that have not reached technological feasibility and have no alternative future use are also expensed as incurred.

Stock-Based Compensation

The Company periodically grants stock-based payment awards in the form of stock options to employees, directors and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date. The Company recognizes stock-based compensation expense for all stock-based payments, including stock options.

Stock-based compensation costs are calculated based on the estimated fair value of the underlying option using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense in the accompanying consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of the Company’s common stock, stock price volatility, and expected term:

•
Prior to the Company's IPO, given the absence of a public trading market, the fair value of the Company’s common stock was determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed was comparable to the Company’s operations; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For options and ESPP awards granted post-IPO, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the New York Stock Exchange ("NYSE");
•
The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•
The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;
•
The expected term of "plain vanilla" options granted is calculated using the “simplified method” permitted by the SEC and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award;
•
Expected volatility is derived from the historical volatilities of the Company and a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options, as the Company has limited trading history of its common stock and limited data regarding company‑specific historical or implied volatility of its share price.

Notes to Consolidated Financial Statements — (Continued)

No compensation cost is recognized for awards with performance conditions until that condition is probable of being met. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair values of restricted stock units ("RSUs") are determined based on the closing market price of the Company's common stock on the date of the grant. The fair values of all Employee Stock Purchase Plan ("ESPP") purchase rights are estimated using Black-Scholes option-pricing model and require the input of subjective assumptions.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provided emergency economic stimulus package and other reliefs as a result of the COVID-19 pandemic. Employee retention credit ("ERC") is one of the reliefs that provides a refundable payroll tax credit that encouraged business to keep employees on the payroll during the COVID-19 pandemic. The ERC is based on wages and compensation paid by an eligible employer after March 12, 2020 and before January 1, 2021. The Company qualified as an eligible employer based on the Company's evaluation of this provision and the significant pandemic-related impacts to its operations in 2020 and 2021. As a result, an ERC of $4.4 million related to qualified wages paid to the employees in 2021 was recorded in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

Notes to Consolidated Financial Statements — (Continued)

position must be more likely than not to be sustained upon examination by taxing authorities. As applicable, the Company recognizes accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Company’s stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. As applicable, for purposes of this calculation, convertible preferred stock, stock options, rights to purchase shares of common stock under the ESPP and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive securities are anti-dilutive.

Recent Accounting Updates

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. The Company adopted ASU 2019-12 in the first quarter of 2022 as an emerging growth company. The adoption did not have significant impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This will be effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, which for the Company is the first quarter of 2024, with early adoption permitted beginning first quarter of 2021. The Company early adopted the ASU on January 1, 2022 as a smaller reporting company, using the modified retrospective method. The adoption had no impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The Company early adopted the ASU on January 1, 2022. The adoption did not have significant impact on the Company's consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance

Notes to Consolidated Financial Statements — (Continued)

with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is not expecting the standard to have an impact on its consolidated financial statements on the date of adoption but will evaluate the impact for each business combination transaction completed hereafter.
3. Balance Sheet Components

Inventory

Inventory as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Raw materials	$9,269	$4,911
Work in process	427	270
Finished goods	5,766	2,969
Total inventory	$15,462	$8,150

The Company recorded a reserve for excess and obsolete inventory of $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively.

Property and equipment, net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Laboratory and warehouse equipment and tooling	$6,837	$5,937
Computer equipment and software	1,543	1,501
Office furniture and fixtures	1,955	1,489
Leasehold improvements	2,983	2,585
Automobiles	29	29
Construction in progress	130	418
	13,477	11,959
Less: accumulated depreciation	(10,617)	(9,593)
Property and equipment, net	$2,860	$2,366

Depreciation expense was $1.1 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. During 2022, approximately $0.5 million depreciation expense was recorded in cost of sales, $0.4 million was recorded in selling, general and administrative expenses, and $0.2 million was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. During 2021, approximately $0.1 million depreciation expense was recorded in cost of sales, $0.8 million was recorded in selling, general and administrative expenses, and $0.5 million was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss.

Intangible assets, net

Intangible assets as of December 31consisted of the following:

	2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,123	$1,322
Customer relationships (7 years)	2.8	1,910	1,148	762
Tradenames (10 years)	0.8	360	152	208
Total intangible assets	7.6	$4,715	$2,423	$2,292

Notes to Consolidated Financial Statements — (Continued)

	2021
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 years)	4.0	$2,445	$768	$1,677
Customer relationships (7 years)	2.8	1,910	875	1,035
Tradenames (10 years)	0.8	360	116	244
Total intangible assets	7.6	$4,715	$1,759	$2,956

During 2022 and 2021, the Company did not record any impairment charges related to intangible assets.

For each of the years ended December 31, 2022 and 2021, amortization expense was $0.6 million, with approximately $0.2 million amortization expense recorded in cost of sales and $0.4 million recorded in selling, general, and administrative expenses as recorded in the accompanying consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of December 31, 2022:

Future Intangible Asset Amortization Expenses
(in thousands)
2023	$618
2024	442
2025	386
2026	169
2027 and thereafter	677
Total future amortization expense	$2,292

Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Vendor invoices	$2,712	$2,779
Other accrued expenses	2,645	1,979
Total accrued expenses	$5,357	$4,758

Other Current Liabilities

Other current liabilities as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Finance lease liability	$34	$55
Contingent earnout	—	524
Warranty liability	1,340	1,132
Other current liabilities	817	771
Total other current liabilities	$2,191	$2,482

Other Liabilities

Other liabilities as of December 31, 2022 and 2021 consisted of the following:

Notes to Consolidated Financial Statements — (Continued)

	2022	2021
	(in thousands)
Non-current finance lease liability	$183	$70
Other non-current liabilities	590	488
Total other liabilities	$773	$558

4. Fair Value of Financial Instruments

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at December 31, 2022 and 2021:

	2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,253	$12,253	$—	$—
Commercial paper	1,998	—	1,998	—
U.S. government agency bonds	1,991	—	1,991	—
Total cash equivalents at fair value	16,242	12,253	3,989	—
Short-term investments:
U.S. treasury securities	33,622	33,622	—	—
Commercial paper and corporate bonds	40,162	—	40,162	—
Total short-term investments at fair value	73,784	33,622	40,162	—
Total assets at fair value	$90,026	$45,875	$44,151	$—

	2022
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$33,622	$33,676	$—	$(54)
Commercial paper and corporate bonds	40,162	40,169	—	(7)
Total available-for-sale securities at fair value	$73,784	$73,845	$—	$(61)

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The unrealized losses in the Company’s investments were caused by changes in interest rates caused by changing economic conditions, and not from a decline in credit of their underlying issuers. The Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

The Company did not hold any short-term investments as of December 31,2021.

Money market funds and U.S. Treasury securities are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the

Notes to Consolidated Financial Statements — (Continued)

measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial paper, U.S. government agency bonds and corporate bonds are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

	2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$84,102	$84,102	$—	$—
Liabilities:
Contingent earnout	$524	$—	$—	$524

Liabilities included in Level 3 for the years presented include a contingent earnout, which ended in December 31, 2021 and final payment was made in February 2022.

The following tables present the rollforward of the estimated fair values for instruments classified by the Company within Level 3 of the fair value hierarchy defined above, measured using significant unobservable inputs:

	Warrant liabilities	Forward obligation	Contingent earnout	Total
	(in thousands)
December 31, 2020	$1,914	$2,750	$930	$5,594
Payment of contingent earnout	—	—	(667)	(667)
Addition	2,135	—	—	2,135
Change in fair value	(71)	(52)	261	138
Reclassification to equity upon initial public offering	(3,978)	—	—	(3,978)
Settlement of forward obligation into common stock on initial public offering	—	(2,698)	—	(2,698)
December 31, 2021	—	—	524	524
Payment of contingent earnout	—	—	(524)	(524)
December 31, 2022	$—	$—	$—	$—

There were no transfers in or out of Level 3 during the year ended December 31, 2022. There were no transfers in or out of Level 3, other than the reclassification of the warrant liability and settlement of forward obligation on the IPO during the year ended December 31, 2021.

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

In August 2021, the Company amended its term loan with Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP and issued immediately exercisable warrants to Perceptive Credit Holdings III, LP for the purchase of 150,684 shares of the Company’s Series E preferred stock. The fair value at issuance of the Series E preferred

Notes to Consolidated Financial Statements — (Continued)

stock warrants related to the August 2021 amendment was $2.1 million. Prior to the Company's IPO in November 2021, the Company recognized warrants to purchase shares of convertible preferred stock as liabilities, reflecting deemed liquidation provisions of the convertible preferred stock considered contingent redemption provisions that were not solely within the Company's control. Upon the closing of the IPO, the contingent redemption provisions were removed with the automatic conversion of the underlying preferred stock to common stock, and the Company revalued the convertible preferred stock warrants and reclassified the liability to stockholders’ equity. The common stock warrants are no longer subject to remeasurement subsequent to the IPO.

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. The amendment resulted in revaluation of warrants that was recognized in additional paid-in capital on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of December 31, 2022.

Warrants outstanding at December 31 included the following:

	Purchase Price Per Share
Number of warrants	2022	2021
27,398	$10.95	$10.95
54,792	$12.00	$17.80
249,313	$12.00	$20.08
331,503

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

5. Stockholders’ Equity

On September 27, 2022, the Company completed the Private Placement, issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors (the "Purchasers"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or

Notes to Consolidated Financial Statements — (Continued)

decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of December 31, 2022, none of the pre-funded warrants have been exercised.

The pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The pre-funded warrants are included in the calculation of basic and diluted loss per share. Pursuant to the terms and conditions of the purchase agreements entered into by the Purchasers, the Company was obligated to file a registration statement with the SEC registering the resale by the Purchasers of the shares of common stock issued to them in the Private Placement and the shares of common stock to be issued to them upon exercise of the pre-funded warrants issued to them in the Private Placement within 45 days of the closing of the Private Placement. On November 4, 2022, the Company filed a registration statement on Form S-3 (File No. 333-268174), as required under the purchase agreements, and the registration statement was declared effective by the SEC on November 16, 2022.

6. Stock Based Compensation

2017 and 2021 Incentive Plan

During 2017, the Company adopted a stock option plan (the “2017 Plan”), which replaced the Company’s 2007 stock option plan (the “2007 Plan”). Following the adoption of the 2017 Plan, no stock options were granted under the 2007 Plan. The exercise price of options granted under the 2017 Plan were set at fair market value at the date of the grant as estimated by the Company’s Board with an exercise price of no less than 100% of estimated fair market value on the date of grant.

In November 2021, in connection with its IPO, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"). The types of awards that may be granted under the 2021 Plan include stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, RSUs, stock appreciation rights, and other stock or cash awards. Under the 2021 Plan, the vesting of stock awards is typically over four years. Following the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.

Employee Stock Purchase Plan

Under the Company's ESPP, eligible employees may authorize payroll deduction of up to 15% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase the Company's common stock at 85% of the fair market value of common stock either at the beginning of that offering period or on the exercise date, whichever is less. Each offering period is generally six months.

During 2022, the number of shares issued and the purchase were both immaterial.

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for stock-settled awards by type (i.e., stock options and RSUs granted under the Company's incentive plans, and rights to purchase shares of common stock issued under the Company's ESPP and financial statement lines included in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Options	$3,975	$2,258
RSUs	3,407	114
ESPP	100	—
Total stock-based compensation expense	$7,482	$2,372

	2022	2021
	(in thousands)
Cost of sales	$562	$230
Selling, general and administrative	5,729	1,574
Research and development	1,191	568
Total stock-based compensation expense	$7,482	$2,372

Notes to Consolidated Financial Statements — (Continued)

On December 2, 2022, the Company's board of directors approved a stock option modification that reduced certain employees' stock option exercise prices. The original options to purchase approximately 2.0 million shares were canceled and replaced by the same number of new options granted with an exercise price of $2.34 with no other terms modified. The modification to the existing options resulted in $1.0 million of incremental value of the stock options, $0.6 million of which was immediately recognized related to vested options as of December 31,2022. The remaining incremental fair value of $0.4 million will be recognized over the remaining requisite service period.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2022.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$5,766	2.3
RSUs	10,336	3.1
Total unamortized compensation cost	$16,102

As of December 31, 2022, the unamortized compensation cost related to the ESPP was not material.

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2020	2,247,136	$5.13
Granted	1,130,249	$11.98
Forfeited	(175,030)	$6.44
Exercised	(79,076)	$3.39		$669
Expired	(3,286)	$0.73
Options outstanding, December 31, 2021	3,119,993	$7.59	7.6	$2,325
Granted	297,516	$1.73
Forfeited	(327,720)	$9.45
Expired	(262,222)	$5.76
Exercised	(71,199)	$3.54		$142
Options outstanding, December 31, 2022	2,756,368	$2.83	6.9	$1,510
Options vested and exercisable, December 31, 2022	1,638,280	$2.75	5.7	$829
Vested and expected to vest after December 31, 2022	2,627,362	$2.83	6.8	$1,432

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.16 per share and $8.34 per share per share, respectively.

The following table summarizes the non-vested stock options as of December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2021	1,632,852	$7.09
Non-vested Options, December 31, 2022	1,118,088	$6.23

The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $6.9 million and $2.0 million, respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have

Notes to Consolidated Financial Statements — (Continued)

been issued upon early exercise of options at the original issue price. During the year ended December 31, 2022, the Company did not repurchase shares. There was no material number of shares of common stock subject to repurchase as of December 31, 2022. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. During 2022 and 2021, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	338,149	$9.37
Granted	3,547,603	$4.33
Vested	(440,952)	$5.72
Forfeited	(586,151)	$5.39
RSUs outstanding, December 31, 2022	2,858,649	$4.49

Fair Value Assumptions

The fair value of the Company's stock options awards is estimated at the date of grant or modification, using the Black-Scholes option-pricing model with the following input assumptions during the years ended December 31, 2022 and 2021:

	2022		2021
	Range	Weighted Average	Range	Weighted Average
Expected volatility	78.37% - 85.14%	83.28%	80.49% - 83.14%	81.82%
Dividend yield	0.00%		0.00%
Risk-free interest rates	3.13% - 4.28%	3.75%	0.87% - 1.31%	1.19%
Expected term (in years)	2.25 - 5.91	4.46	5.49 - 6.64	6.05

The fair value of the Company's RSU awards is determined based upon the closing price of the Company's stock price on the date of grant.

Stock Reserved for Issuance

As of December 31, 2022, 7.4 million shares of common stock were reserved for issuance under the Company's incentive plans.

7. Leases

The Company leases office space under operating leases with expirations ranging from June 2023 to August 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of December 31, 2022, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2023	$1,185
2024	835
2025	377
2026	29
Total future minimum lease payments	2,426
Less: Imputed Interest	(217)
Present value of operating lease liabilities	$2,209
Less: Current portion	1,114
Long-term operating lease liabilities	$1,095

Weighted average remaining lease term in years	2.21
Weighted average discount rate	8.87%

Variable operating lease expenses consist primarily real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Rent expense	$1,297	$1,204
Variable lease costs	120	99
Total	$1,417	$1,303

Cash paid for operating leases	$1,387	$1,206

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of sales	$234	$219
Selling, general and administrative	1,183	1,084
Total	$1,417	$1,303

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

9. Term Loan

Perceptive loan

On August 23, 2021, the Company entered into a fifth amendment to its Credit Agreement and Guaranty with Perceptive Credit Holdings, LP (the "Perceptive Loan"), which transferred the loan of $30.0 million to Perceptive Credit Holdings III, LP ("Perceptive"). In connection with this transfer and assignment, the Company entered into an

Notes to Consolidated Financial Statements — (Continued)

amended and restated credit agreement and guaranty with Perceptive (as it may be amended, restated, supplemented or modified from time to time, the "Amended Perceptive Loan Agreement"), which provides for two additional tranches of delayed-draw term loans of $10.0 million each, for an aggregate amount of $20.0 million (the "Amended Perceptive Loan"), and extended the maturity date for repayment, including with respect to amounts owed in connection with the existing delayed-draw term loan, to August 23, 2026. In conjunction with the Amended Perceptive Loan, the Company paid a closing fee equal to $0.5 million as well as the lender’s legal fees and expenses. The Company accounted for the amendment as a modification.

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

On April 6, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended Perceptive Loan Agreement. The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to the Company having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The First Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) the Company having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) the closing market capitalization of the Company being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. The Company borrowed the first tranche of $10.0 million on July 29, 2022 and received a net proceeds of $9.9 million.

As a condition to entering into the First Amendment, on April 6, 2022, the Company also amended the warrants previously issued to Perceptive and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share. In August 2022, a portion of these warrants representing 153,421 shares were transferred to a third party and its affiliates.

For the years ended December 31, 2022 and 2021, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement, was the greater of the one-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, the Company entered into Amendment No. 2 (the "Second Amendment") to the Amended Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate("SOFR"). All other terms remain unchanged on the original agreement.

For the year ended December 31, 2022 and 2021, the effective interest rate of the Amended Perceptive Loan, was 16.15% and 14.59%, respectively. As of December 31, 2022 and 2021, the fair value of the Amended Perceptive Loan approximates its carrying amount.

Future principal repayments on the Amended Perceptive Loan, as of December 31, 2022, are as follows:

Principal
(in thousands)
2026	$40,000
Total	$40,000

The Amended Perceptive Loan Agreement, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve-month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. For the year ended December 31, 2022, the Company was in compliance with all financial covenants and conditions required by the outstanding Amended Perceptive Loan Agreement.

10. Income Taxes

Notes to Consolidated Financial Statements — (Continued)

The income tax provision for the years ended December 31, 2022 and 2021 was immaterial. The effective tax rate was 0% for the years ended December 31, 2022 and 2021 and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

The provision (benefit) for income taxes charged to operations was as follows:

	2022	2021
	(in thousands)
Current tax expense
U.S. federal	$—	$—
State and local	2	2
Total current	2	2
Deferred tax expense:
U.S. federal	$—	$—
State and local	—	—
Total deferred	—	—
Total provision for income taxes	$2	$2

Pursuant to Internal Revenue Code ("IRC") Sections 382 and 383 as well as similar state provisions, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership. In general, an “ownership change,” as defined by IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2022. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2022. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the statutory federal income tax rate to loss before provision for income taxes and a reconciliation of the statutory federal rate and the effective rate was calculated as follows:

	Year Ended December 31,
	2022	2021
Tax computed at federal statutory rate	21.00%	21.00%
State income tax - net of federal benefit	2.01%	3.31%
Tax credits	0.98%	1.13%
Change in valuation allowance	(20.41)%	(25.51)%
Stock-based compensation	(2.03)%	(0.20)%
Other deferred adjustments	(1.31)%	0.56%
Permanent items	(0.24)%	(0.29)%
Income tax provision	0.00%	0.00%

Notes to Consolidated Financial Statements — (Continued)

The significant components that comprised the Company’s net deferred taxes at December 31, 2022 and 2021 are as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$78,276	$70,731
Fixed assets and intangible assets	1,244	1,449
Lease liabilities	514	660
Accruals and reserves	1,170	1,178
Stock-based compensation	918	864
Tax credits	5,375	4,763
State Taxes	-	3
Employee Retention Credit	172	-
Research & Development	3,077	-
Other	1,346	890
Gross deferred tax assets	92,092	80,538
Less: valuation allowance	(91,113)	(79,476)
Net deferred tax assets	979	1,062
Deferred tax liabilities:
Fixed assets and intangible assets	(408)	(392)
Right-of-use assets	(571)	(670)
State Taxes	—	—
Total gross deferred tax liabilities:	(979)	(1,062)
Net deferred tax asset (liability)	$—	$—

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

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $91.1 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $321.6 million and $287.6 million, respectively and state net operating loss carryforwards of $186.4 million and $173.4 million, respectively. The federal and state loss carryforwards begin to expire in 2026, unless previously utilized. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore $204.4 million of federal net operating loss carryforwards will not expire. As of December 31, 2022 and 2021, the Company also had federal research and development tax credit carry-forwards of approximately $3.7 million and $3.3 million, respectively and state research and development tax credit carry-forwards of approximately $4.4 million and $3.9 million, respectively. The federal research and development tax credits will begin to expire in 2032. The California research and development tax credits carry-forward indefinitely.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities recorded for uncertain tax positions but does have unrecognized tax benefits of $2.0 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2022. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years due to the net operating loss carryforwards. The Company files a federal U.S. tax return and several U.S. state income tax returns with varying statues of limitations.

Notes to Consolidated Financial Statements — (Continued)

The following changes occurred in the amount of unrecognized tax benefits:

	2022	2021
	(in thousands)
Gross unrecognized tax benefits at the beginning of the year	$1,791	$1,575
Increases related to current year tax positions	207	204
Increases related to prior year tax positions	22	12
Gross unrecognized tax benefits at the end of the year	$2,020	$1,791

11. Segment Information

The Company operates and reports its results in two business segments, Product and Software. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Company's chief operating decision maker ("CODM") for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measures of the Company’s reportable segments are primarily income (loss) from operations. Income (loss) from operations for each segment includes all revenues, related cost of net revenues, gross margin and operating expenses directly attributable to the segment.

The Company’s Product segment includes sales of the Company's GentleWave System console and related accessories and instruments.

The Company’s Software segment includes sales of the Company's traditional software licenses for practice management software to enable an integrated digital office for endodontists.

The following tables present the Company’s segment information as of and for the years ended December 31, 2022 and 2021:

	2022			2021
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$33,280	$8,376	$41,656	$25,811	$7,386	$33,197
Cost of sales	28,193	2,983	31,176	21,992	2,869	24,861
Gross profit	5,087	5,393	10,480	3,819	4,517	8,336
Gross margin	15%	64%	25%	15%	61%	25%
Operating expenses:
Selling, general and administrative	49,859	2,047	51,906	31,781	2,132	33,913
Research and development	15,002	1,774	16,776	16,959	1,609	18,568
Change in fair value of contingent earnout	—	—	—	261	—	261
Total operating expenses	64,861	3,821	68,682	49,001	3,741	52,742
Income (loss) from operations	$(59,774)	$1,572	$(58,202)	$(45,182)	$776	$(44,406)

Depreciation:

	2022	2021
	(in thousands)
Product	$1,032	$1,409
Software	20	17
Total	$1,052	$1,426

Segment Assets:

Notes to Consolidated Financial Statements — (Continued)

	2022	2021
	(in thousands)
Product	$125,713	$104,588
Software	11,572	10,911
Total	$137,285	$115,499

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands, except shares and per share data)
Numerator:
Net loss	$(57,050)	$(48,499)
Denominator:
Weighted-average shares outstanding – basic and diluted	44,932,952	5,694,594
Net loss per share – basic and diluted	$(1.27)	$(8.52)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Stock options	2,756,368	3,119,993
RSUs	2,858,649	338,149
Warrants	331,503	331,503
Total	5,946,520	3,789,645

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference is the information to be provided under the captions "Board of Directors and Corporate Governance - The Board of Directors," "Family Relationships," "Executive Officers," "Code of Ethics," and "Committees of the Board of Directors - Audit Committee" in our definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after December 31, 2022 (the "2023 Proxy Statement").

Item 11. Executive Compensation.

Incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the caption "Executive and Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the caption "Equity Compensation Plan Information" and "Ownership of the Company."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the caption "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance - Director Independence."

Item 14. Principal Accounting Fees and Services.

Incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the caption "Relationship with Independent Registered Public Accounting Firm."

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
(3)
Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.12	Form of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.1	4/7/2022
4.13	Schedule to Exhibit 4.12 - Holders of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.2	4/7/2022
4.14	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022

4.15	Schedule to Exhibit 4.14 - Holders of Credit Agreement Warrants to Purchase Common Stock (Warberg entities)	10-Q	001-40988	4.13	8/10/2022
10.1	Form of Indemnification Agreement	S-1/A	333-260136	10.1	10/25/2021
10.2	Amendment No. 5 to Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc., Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP	S-1	333-260136	10.8	10/8/2021
10.3	Amended and Restated Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc. and Perceptive Credit Holdings III, LP	S-1	333-260136	10.9	10/8/2021
10.4	2007 Stock Plan	S-1	333-260136	10.10	10/8/2021
10.5	2017 Sonendo, Inc. Stock Incentive Plan and related form agreements	S-1	333-260136	10.11	10/8/2021
10.6	2021 Incentive Award Plan	S-1/A	333-260136	10.12	10/25/2021
10.6.1	Form of Restricted Stock Unit Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.1	10/25/2021
10.6.2	Form of Option Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.2	10/25/2021
10.7	Sonendo, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260136	10.13	10/25/2021
10.8	Non-Employee Director Compensation Program	S-1/A	333-260136	10.18	10/25/2021
10.9	Executive Severance Plan	S-1/A	333-260136	10.19	10/25/2021
10.10	Employment Offer Letter by and between Sonendo, Inc. and Bjarne Bergheim, effective July 1, 2012	S-1	333-260136	10.14	10/8/2021
10.11	Employment Offer Letter by and between Sonendo, Inc. and Mehrzad Khakpour, effective September 26, 2014	S-1	333-260136	10.16	10/8/2021
10.12	Standard Business Park Lease, dated July 15, 2020, by and between Sonendo, Inc. and Laguna Cabot Road Business Park, LP	S-1	333-260136	10.2	10/8/2021
10.13	Amendment No.1 to Amended and Restated Credit Agreement and Guranty, dated as of April 6, 2022, by and among Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	4/7/2022
10.14	Form of Institutional Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.1	9/23/2022
10.15	Form of Retail Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.2	9/23/2022
10.16	Form of Pre-Funded Warrant (September 2022)	8-K	001-40988	10.3	9/23/2022
10.17	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of January 13, 2023, by and between Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	1/17/2023

21.1	List of Subsidiaries	10-K	001-40988	21.1	3/23/2022
23.1	Consent of independent registered public accounting firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Sonendo, Inc.

Date: March 8, 2023	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bjarne Bergheim	President, Chief Executive Officer and Director	March 8, 2023
Bjarne Bergheim	(principal executive officer)

/s/ Michael P. Watts	Chief Financial Officer	March 8, 2023
Michael P. Watts	(principal financial and accounting officer)

/s/ Anthony P. Bihl III	Director	March 8, 2023
Anthony P. Bihl III

/s/ Carolyn Beaver	Director	March 8, 2023
Carolyn Beaver

/s/ Olav Bergheim	Director	March 8, 2023
Olav Bergheim

/s/ Karen McGinnis	Director	March 8, 2023
Karen McGinnis

/s/ Raj Pudipeddi	Director	March 8, 2023
Raj Pudipeddi

/s/ Sadie Stern	Director	March 8, 2023
Sadie Stern