Form 10-Q
period 2023-03-31
Sonendo, Inc.
filed 2023-05-09
CIK 1407973

za ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 51,289,278 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2022 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time.

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
•
The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners, our ability to maintain strong working relationships with our existing clinicians and dental customers and our ability to increase penetration in existing markets and expand into adjacent markets.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,648	$17,665
Short-term investments	62,299	73,784
Accounts receivable, net	6,432	5,798
Inventory	15,969	15,462
Prepaid expenses and other current assets	9,091	8,397
Total current assets	106,439	121,106
Property and equipment, net	2,843	2,860
Operating lease right-of-use assets	3,932	2,455
Intangible assets, net	2,126	2,292
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$123,912	$137,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,392	$4,438
Accrued expenses	4,217	5,357
Accrued compensation	2,429	3,616
Operating lease liabilities	1,246	1,114
Other current liabilities	1,949	2,191
Total current liabilities	15,233	16,716
Operating lease liabilities, net of current	2,470	1,095
Term loan, net of current	36,891	36,746
Other liabilities	735	773
Total liabilities	55,329	55,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 51,252,466 shares as of March 31, 2023 and 49,974,281 shares as of December 31, 2022	51	50
Additional paid-in-capital	453,002	451,060
Accumulated other comprehensive loss	(5)	(61)
Accumulated deficit	(384,465)	(369,094)
Total stockholders’ equity	68,583	81,955
Total liabilities and stockholders’ equity	$123,912	$137,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Product revenue	$8,678	$7,203
Software revenue	2,046	1,830
Total revenue	10,724	9,033
Cost of sales	7,378	6,754
Gross profit	3,346	2,279
Operating expenses:
Selling, general and administrative	14,666	11,985
Research and development	3,494	4,850
Total operating expenses	18,160	16,835
Loss from operations	(14,814)	(14,556)
Other expense, net:
Interest and financing costs, net	(557)	(966)
Loss before income tax expense	(15,371)	(15,522)
Income tax expense	—	—
Net loss	$(15,371)	$(15,522)
Other comprehensive income (net of tax):
Unrealized gain on short-term investments	56	—
Comprehensive loss	$(15,315)	$(15,522)
Net loss per share – basic and diluted	$(0.16)	$(0.59)
Weighted-average shares outstanding – basic and diluted	93,391,444	26,405,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	49,974,281	$50	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	216,105	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	1,062,080	1	—	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	51,252,466	$51	$453,002	$(5)	$(384,465)	$68,583

	Common Stock			Additional		Total
			Treasury	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	242
Stock-based compensation	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	$26	$(51)	$385,768	$(327,566)	$58,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,371)	$(15,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	246
Amortization of intangible assets	166	166
Amortization of right-of-use lease assets	325	269
Stock-based compensation	1,942	1,394
Amortization of debt issuance costs	146	124
Accretion of available for sale securities, net	(634)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(634)	(186)
Inventory	(561)	(1,984)
Prepaid expenses and other assets	(694)	(416)
Accounts payable	896	(826)
Accrued expenses and other liabilities	(1,614)	(423)
Deferred revenue	(95)	(24)
Accrued compensation	(1,187)	(863)
Net cash used in operating activities	(16,976)	(18,045)
Cash flows from investing activities:
Purchases of available-for-sale securities	(15,125)	—
Proceeds from maturities of available-for-sale securities	27,300	—
Purchases of property and equipment	(210)	(56)
Net cash provided by (used in) investing activities	11,965	(56)
Financing activities:
Payment of common stock issuance costs	—	(598)
Proceeds from exercise of common stock options	—	242
Proceeds from exercise of pre-funded warrants	1	—
Payment of contingent earnout	—	(117)
Principal repayments on finance lease	(7)	(13)
Net cash used in financing activities	(6)	(486)
Net decrease in cash and cash equivalents	(5,017)	(18,587)
Cash and cash equivalents at beginning of period	17,665	84,641
Cash and cash equivalents at end of period	$12,648	$66,054

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,387	$848
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,802	$168
Lease liabilities recorded for operating lease right-of-use assets	$(1,802)	$(168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Description of Business

Sonendo, Inc. (“Sonendo” or the “Company”) was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States. The Company’s products include the GentleWave System, which is cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for sale in the U.S. and approved by Health Canada in Canada, along with the system’s sterilized, single-use procedure instruments ("PIs"). In addition, the Company offers practice management software to enable an integrated digital office for dental practitioners.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 8, 2023.

Liquidity

On September 27, 2022, the Company completed a private placement (the "Private Placement"), issuing an aggregate of approximately 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million. See Note 5, Stockholders' Equity, for additional information.

As of March 31, 2023, the Company had cash and cash equivalents and short-term investments of $74.9 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of March 31, 2023 had an accumulated deficit of $384.5 million. During the three months ended March 31, 2023, the Company incurred net losses of $15.4 million and used $17.0 million of cash and cash equivalents in operations. In April 2023, the Company has received approximately $3.2 million payment of the total $4.4 million related to Employee Retention Credit ("ERC") recognized in other income in 2022. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of its products and achieves a level of revenues adequate to support its operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements.

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

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (SVB) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On Sunday, March 12, 2023, the U.S. Treasury Department, Federal Reserve and FDIC announced that all bank depositors would have access to their money starting Monday, March 13, 2023. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of March 31, 2023, the Company held approximately $0.6 million in operating accounts at SVB. The Company’s remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

Effects of the Macroeconomic Environment and COVID-19

The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

The Company expects that any future restrictions on dental procedures, as a result of COVID-19 or the emergence of any vaccine resistant variant or other pandemic, epidemic or infectious disease outbreak, and other related issues including supply chain disruptions, would have a negative impact on its operations, revenue and overall financial condition.

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

2. Summary Accounting Policies and Recent Accounting Pronouncements

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Extended service contracts	$319	$336
Subscription software licenses	403	481
Total contract liabilities	722	817
Less: long-term portion	140	—
Contract liabilities – current	$582	$817

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liability balance as of December 31, 2022 and 2021 was $0.4 million in each year.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Product revenue recognized at a point in time	$8,524	$7,027
Product revenue recognized over time	154	176
Software revenue recognized at a point in time	449	219
Software revenue recognized over time	1,597	1,611
Total	$10,724	$9,033

No individual customer accounted for more than 10% of sales for the three months ended March 31, 2023 and 2022.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the three months ended March 31, 2023 and 2022, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$1,930	$1,620
Provision for warranties issued	195	310
Warranty costs incurred	(368)	(315)
Balance at end of period	$1,757	$1,615
Current portion	$1,335	$1,153
Non-current portion	422	462
Total	$1,757	$1,615

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

Accounting Pronouncement Recently Adopted

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted the ASU on January 1, 2023. The adoption did not have an impact on the Company's unaudited condensed consolidated financial statements. The Company will evaluate the impact for each business combination transaction completed hereafter.

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Raw materials	$9,331	$9,269
Work in process	183	427
Finished goods	6,455	5,766
Total inventory	$15,969	$15,462

The Company recorded a reserve for excess and obsolete inventory of $0.6 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively.

Intangible assets, net

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,212	$1,233
Customer relationships (7 years)	2.8	1,910	1,216	694
Tradenames (10 years)	0.8	360	161	199
Total intangible assets	7.6	$4,715	$2,589	$2,126

	December 31, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,123	$1,322
Customer relationships (7 years)	2.8	1,910	1,148	762
Tradenames (10 years)	0.8	360	152	208
Total intangible assets	7.6	$4,715	$2,423	$2,292

Amortization expense was $0.2 million for the three months ended March 31, 2023 and 2022, with approximately $0.1 million amortization expense recorded in cost of sales and $0.1 million recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of March 31, 2023:

Future Intangible Asset Amortization Expenses
(in thousands)
2023 (remaining nine months)	$452
2024	442
2025	386
2026	169
2027 and thereafter	677
Total future amortization expense	$2,126

4. Fair Value of Financial Instruments

The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities, warrant liabilities and a term loan. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,098	$12,098	$—	$—
Total cash equivalents at fair value	12,098	12,098	—	—
Short-term investments:
U.S. treasury securities	28,257	28,257	—	—
Commercial paper and corporate bonds	29,602	—	29,602	—
U.S. government agency bonds	4,440	—	4,440	—
Total short-term investments at fair value	62,299	28,257	34,042	—
Total assets at fair value	$74,397	$40,355	$34,042	$—

	March 31, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$28,257	$28,265	$10	$(18)
Commercial paper and corporate bonds	29,602	29,610	—	(8)
U.S. government agency bonds	4,440	4,430	11	—
Total available-for-sale securities at fair value	$62,299	$62,305	$21	$(26)

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,253	$12,253	$—	$—
Commercial paper	1,998	—	1,998	—
U.S. government agency bonds	1,991	—	1,991	—
Total cash equivalents at fair value	16,242	12,253	3,989	—
Short-term investments:
U.S. treasury securities	33,622	33,622	—	—
Commercial paper and corporate bonds	40,162	—	40,162	—
Total short-term investments at fair value	73,784	33,622	40,162	—
Total assets at fair value	$90,026	$45,875	$44,151	$—

	December 31, 2022
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$33,622	$33,676	$—	$(54)
Commercial paper and corporate bonds	40,162	40,169	—	(7)
Total available-for-sale securities at fair value	$73,784	$73,845	$—	$(61)

Money market funds and U.S. Treasury securities are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

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

5. Stockholders’ Equity

Warrants

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP (“Perceptive”) and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share.

Warrants issued and outstanding at March 31, 2023 and December 31, 2022 included 27,397 warrants with exercise price of $10.95 per share and 304,106 warrants with exercise price of $12.00 per share in each period. These warrants expire between December 2023 and August 2031.

On September 27, 2022, the Company completed the Private Placement, issuing an aggregate of approximately 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors (the "Purchasers"). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of March 31, 2023, approximately 1.1 million shares have been issued pursuant to the exercise of pre-funded warrants and 42.2 million shares underlying the pre-funded warrants remain outstanding.

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

6. Stock Based Compensation

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”)) granted under the Company's incentive plans, and rights to purchase shares of common stock issued under the Company's Employee Stock Purchase Plan (“ESPP”) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31:

	Three months ended March 31,
	2023	2022
	(in thousands)
Options	$831	$883
RSUs	1,066	511
ESPP	45	—
Total stock-based compensation expense	$1,942	$1,394

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of sales	$148	$101
Selling, general and administrative	1,562	978
Research and development	232	315
Total stock-based compensation expense	$1,942	$1,394

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2023.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$4,978	2.1
RSUs	13,456	3.2
Total unamortized compensation cost	$18,434

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2022	2,756,368	$2.83
Forfeited	(4,333)	$2.34
Expired	(3,541)	$2.34
Options outstanding, March 31, 2023	2,748,494	$2.84	6.7	$192
Options vested and exercisable, March 31, 2023	1,724,176	$2.74	5.6	$111
Vested and expected to vest after March 31, 2023	2,631,002	$2.83	6.6	$183

There were no options granted during the three months ended March 31, 2023. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 was $5.72 per share.

The following table summarizes the non-vested stock options that were outstanding as of March 31, 2023 and December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2022	1,118,088	$6.23
Non-vested Options, March 31, 2023	1,024,318	$6.13

The total fair value of shares vested during the three months ended March 31, 2023 and 2022 was $0.7 million in each period.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the three months ended March 31, 2023, the

Company did not repurchase any shares. There was no material number of shares of common stock subject to repurchase as of March 31, 2023. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the three months ended March, 2023. During the three months ended March 31, 2022, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	2,858,649	$4.49
Granted	2,988,302	$1.65
Vested	(216,253)	$5.67
Forfeited	(32,169)	$5.28
RSUs outstanding, March 31, 2023	5,598,529	$2.93

7. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to December 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of March 31, 2023, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2023 (remaining nine months)	$999
2024	1,555
2025	1,010
2026	645
Total future minimum lease payments	4,209
Less: Imputed Interest	(493)
Present value of operating lease liabilities	$3,716
Less: Current portion	1,246
Long-term operating lease liabilities	$2,470

Weighted average remaining lease term in years	2.99
Weighted average discount rate	8.79%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Rent expense	$386	$317
Variable lease costs	32	26
Total	$418	$343

Cash paid for operating leases	$376	$313

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of sales	$70	$58
Selling, general and administrative	348	285
Total	$418	$343

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

9. Term Loan

Perceptive loan

On April 6, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty with Perceptive (the “Perceptive Loan Agreement”). The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to the Company having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The First Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) the Company having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) the closing market capitalization of the Company being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. The Company borrowed the first tranche of $10.0 million on July 29, 2022 and received net proceeds of $9.9 million.

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

For the three months ended March 31, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the one-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, the Company entered into Amendment No. 2 (the "Second Amendment") to the Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged on the original agreement.

For the three months ended March 31, 2023 and 2022, the effective interest rate of the Perceptive loan was 16.71% and 14.59%, respectively. As of March 31, 2023 and 2022, the fair value of the Perceptive loan approximates its carrying amount.

Future principal repayments on the Perceptive loan as of March 31, 2023, are as follows:

Principal
(in thousands)
2026	$40,000
Total	$40,000

The Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the twelve-month period ended September 30, 2021 to $95.3 million for the twelve month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the agreement. For the three months ended March 31, 2023, the Company was in compliance with all financial covenants and conditions required by the outstanding Perceptive Loan Agreement, as amended.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2023 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2022 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of March 31, 2023.

The Company is subject to U.S. federal and various states income taxes. The federal returns for tax years 2020 through 2022 remain open to examination and the state returns remain subject to examination for tax years 2019 through 2022. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination.

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

The following tables present the Company’s segment information for the three months ended March 31:

	2023			2022
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$8,678	$2,046	$10,724	$7,203	$1,830	$9,033
Cost of sales	6,700	678	7,378	6,078	676	6,754
Gross profit	1,978	1,368	3,346	1,125	1,154	2,279
Gross margin	23%	67%	31%	16%	63%	25%
Operating expenses:
Selling, general and administrative	14,114	552	14,666	11,526	459	11,985
Research and development	2,927	567	3,494	4,431	419	4,850
Total operating expenses	17,041	1,119	18,160	15,957	878	16,835
Income (loss) from operations	$(15,063)	$249	$(14,814)	$(14,832)	$276	$(14,556)

Segment Assets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Product	$112,473	$125,713
Software	11,439	11,572
Total	$123,912	$137,285

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except shares and per share data)
Numerator:
Net loss	$(15,371)	$(15,522)
Denominator:
Weighted-average shares outstanding – basic and diluted	93,391,444	26,405,252
Net loss per share – basic and diluted	$(0.16)	$(0.59)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	2,748,494	3,024,956
RSUs	5,598,529	2,702,762
Warrants	331,503	331,503
Total	8,678,526	6,059,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our GentleWave System represents an innovative technology platform and approach to RCT. The GentleWave System is a Class II device and has received 510(k) clearance from the FDA for preparing, cleaning, and irrigating teeth indicated for RCT. The key components of our GentleWave System are a sophisticated and mobile console and a pre-packaged, sterilized, single-use PI. The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio that protects the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. In 2022, we launched the GentleWave G4 System bringing expanded capabilities and capacity to our technology. We believe our GentleWave System transforms the patient and dental practitioner experience and addresses many of the limitations of conventional RCT.

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

As of March 31, 2023, we had an installed base of approximately 1,005 GentleWave Systems. We generated revenue of $10.7 million and incurred a net loss of $15.3 million for the three months ended March 31, 2023, compared to revenue of $9.0 million and a net loss of $15.5 million for the three months ended March 31, 2022. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $74.9 million, an accumulated deficit of $384.5 million, and $40.0 million in principal outstanding under our term loan facility. In April 2023, the Company has received approximately $3.2 million payment of the total $4.4 million related to Employee Retention Credit ("ERC") recognized in other income in 2022.

We expect to continue to incur net losses for the next several years. We expect to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we may require additional financing to fund our operations and planned growth.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing or divestiture arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PIs, and to scale our manufacturing operations efficiently. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and working with our suppliers to reduce material costs. We have also executed several product design improvements to reduce product cost. For example, we expect the CleanFlow PI launched in 2022 to have a positive impact on the gross margin profile of our single-use PIs. We anticipate that the combination of these strategies will drive margin improvement.
•
Commercial organization: As of March 31, 2023, our sales and customer support team consisted of approximately 87 employees. We intend to continue to make investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment and the COVID-19 Pandemic

Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates and the COVID-19 pandemic. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

The COVID-19 pandemic negatively impacted our operations, revenue and overall financial condition, and may negatively impact our operations, revenue, and overall financial condition in the future if new and more transmissible vaccine-resistant variants emerge. Our customers, including endodontists, have experienced significant financial hardship as a result of the COVID-19 pandemic and some of them may never fully recover. We also experienced disruptions, and may experience future disruptions, including: delays in capital and clinical sales representatives becoming fully trained and productive; difficulties and delays in dental practitioner outreach and training dental practitioners to use our GentleWave System; travel restrictions; delays in initiation, enrollment and follow-ups of our clinical studies; challenges with maintaining adequate supply from third-party manufacturers of components and finished goods and distribution providers; and access to dental practitioners for training and case support. The COVID-19 pandemic resulted in, and may in the future result in, significant disruption to the global financial markets, reducing our ability to access capital when needed, which could negatively affect our liquidity.

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

Cost of Sales and Gross Margin

Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include personnel compensation, including stock-based compensation expenses, facilities, the cost of production equipment and operations supervision, quality control, material procurement and intangible assets amortization. We provide up to a two-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from period to period.

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

Other Income (Expense), Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan and investment income.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table shows our results of operations for the three months ended March 31, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$10,724	$9,033	1,691	19%
Cost of sales	7,378	6,754	624	9%
Gross profit	3,346	2,279	1,067	47%
Gross margin	31%	25%
Operating expenses:
Selling, general and administrative	14,666	11,985	2,681	22%
Research and development	3,494	4,850	(1,356)	(28)%
Total operating expenses	18,160	16,835	1,325	8%
Loss from operations	(14,814)	(14,556)	(258)	2%
Other expense, net:
Interest and financing costs, net	(557)	(966)	409	(42)%
Loss before income tax expense	(15,371)	(15,522)	151	(1)%
Income tax expense	—	—	—	—
Net loss	$(15,371)	$(15,522)	151	(1)%

Revenue

The following table shows our breakdown of revenue for the three months ended March 31, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$8,678	$7,203	1,475	20%
Software revenue	2,046	1,830	216	12%
Total revenue	$10,724	$9,033	1,691	19%

Total revenue increased $1.7 million, or 19%, for the three months ended March 31, 2023 from the comparable period in the prior year, reflecting the growth in further discussed below.

Product revenue increased $1.5 million, or 20%, for the three months ended March 31, 2023 compared to the prior year period, which was primarily driven by growth in sales volumes in PIs, as well as an increase in the average selling price of PIs by approximately 9%. For the three months ended March 31, 2023, we generated $2.0 million and $5.7 million from the sale of GentleWave consoles and PIs, respectively, compared to $2.1 million and $4.3 million, respectively, for the three months ended March 31, 2022.

Software revenue increased $0.2 million, or 12%, for the three months ended March 31, 2023 compared to the prior year period, which was primarily due to a higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $0.6 million, or 9%, for the three months ended March 31, 2023 from the comparable period in the prior year. The increase was primarily attributable to higher console cost on per unit basis, which was partially offset by a favorable manufacturing absorption of approximately $0.3 million attributable to improved operating leverage. There were no significant changes in the Software segment cost of sales.

Gross margin increased 6% for the three months ended March 31, 2023 from the comparable period in the prior year, primarily due to higher PI average selling price and improved operating leverage, which was partially offset by higher console cost on per unit basis.

Selling, general and administrative expenses

SG&A expenses increased $2.7 million, or 22%, for the three months ended March 31, 2023 from the comparable period in the prior year, primarily driven by changes in our Product segment due to approximately $1.5 million higher employee-related compensation and benefit expenses, including stock-based compensation, and recruiting expenses, as a result of the expansion of our commercial infrastructure and our general and administrative functions. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses decreased $1.4 million, or 28%, for the three months ended March 31, 2023 from the comparable period in the prior year, which was primarily driven by lower headcount and lower spending on product development and outside services in the Product segment. There were no significant changes in any major components of the R&D expenses in the Software segment as described in the Components of Our Results of Operations above.

Other expense, net

Total other expense net for the three months ended March 31, 2023 decreased compared to the prior year periods, mainly due to interest income from our short-term investments.

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

As of March 31, 2023, we had cash and cash equivalents and short-term investments of $74.9 million, an accumulated deficit of $384.5 million, and $40.0 million in principal outstanding under our term loan facility. For the three months ended March 31, 2023 and 2022, our net losses from operations were $15.3 million and $15.5 million, respectively, and our net cash used in operating activities was $17.0 million and $18.0 million, respectively.

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (SVB) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On Sunday, March 12, 2023, the U.S. Treasury Department, Federal Reserve and FDIC announced that all bank depositors would have access to their money starting Monday, March 13, 2023. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of March 31, 2023, the Company held approximately $0.6 million in operating accounts at SVB. The Company’s remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report. If our actual operating expenses significantly exceed our operating plan or our debt financing arrangements become unavailable because certain borrowing requirements are not met (see Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), we may have to significantly delay or scale back our operations to reduce working capital requirements, and substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing certain of our commercial efforts, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal year 2023.

We have based this estimate on estimates and assumptions that may prove to be wrong, and we may need to utilize additional available capital resources or seek additional financing opportunistically. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity or debt securities or obtain an additional credit facility. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing or divestiture arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Indebtedness

On April 6, 2022, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty (the “Perceptive Loan Agreement”) with Perceptive Credit Holdings III, LP (“Perceptive”). The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, subject to our having generated at least $36.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date. The First Amendment also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023, subject to (i) our having generated at least $46.0 million in revenue for the 12 consecutive month period most recently ended prior to the borrowing date; and (ii) our closing market capitalization being at least $100.0 million on each trading day of the period of 15 consecutive trading days ending on the business day the borrowing notice for the tranche is delivered to Perceptive. We borrowed the first tranche of $10.0 million on July 29, 2022 and received net proceeds of $9.9 million.

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

For the three months ended March 31, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, we entered into Amendment No. 2 (the "Second Amendment") to the Perceptive Loan Agreement, as amended, to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged on the original agreement.

In connection with entering into the Perceptive Loan Agreement, we also entered into an amended and restated security agreement and granted a security interest in substantially all of our assets. We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Perceptive Loan Agreement, as amended, includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. These thresholds increase over time and range from $26.4 million for the 12-month period ended September 30, 2021 to $95.3 million for the 12-month period ended June 30, 2026. Failure to satisfy these financial covenants would constitute an event of default under the Perceptive Loan Agreement, as amended.

The Perceptive Loan Agreement, as amended, contains events of default, including, without limitation, events of default upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

As of March 31, 2023, we had an aggregate principal balance of $40.0 million outstanding under the Perceptive Loan Agreement, as amended, and we were in compliance with all covenants and conditions under such agreement.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(16,976)	$(18,045)
Investing activities	11,965	(56)
Financing activities	(6)	(486)
Net decrease in cash and cash equivalents	$(5,017)	$(18,587)

Operating Activities

Net cash used in operating activities was $17.0 million for the three months ended March 31, 2023, primarily consisting of net loss of $15.2 million as adjusted for non-cash items of $2.3 million, partially offset by a net change in our net operating assets and liabilities of $3.9 million. Non-cash items primarily consisted of $0.8 million in depreciation and amortization and $1.9 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $1.7 million increase in accrued expenses and other liabilities on payments to vendors and a $1.2 million increase in accrued compensation due to year-end bonus payout. Changes in our net operating assets and liabilities also resulted from changes in accounts receivable, inventory, prepaid expenses and other assets and accounts payable attributable to timing of payment.

Net cash used in operating activities was $18.0 million for the three months ended March 31, 2022, primarily consisting of net loss of $15.5 million, non-cash items of $2.0 million and a net change in our net operating assets and liabilities of $4.7 million. Non-cash items primarily consisted of $0.7 million in depreciation and amortization and $1.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $2.0 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Investing Activities

Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment. Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2022, as a result of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was immaterial. Net cash used by financing activities was $0.5 million for the three months ended March 31, 2022, primarily resulting from the payment of the remainder of the IPO fees and contingent earnout.

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

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of our IPO, which closed on November 2, 2021, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of the prior fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. Except as set forth below, there have been no material changes to the risk factors previously described in our 2022 Annual Report on Form 10-K.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Sonendo, Inc.

Date: May 9, 2023	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 9, 2023	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)