Form 10-Q
period 2023-06-30
Sonendo, Inc.
filed 2023-08-09
CIK 1407973

za ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 52,691,607 shares of common stock, $0.001 par value per share, outstanding.

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
•
We have a history of recurring losses and accumulated deficit, and anticipate that we will continue to incur net losses for the next several years. We may need additional funding to finance our planned operations, and may not be able to raise capital when needed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,567	$17,665
Short-term investments	53,320	73,784
Accounts receivable, net	6,308	5,798
Inventory	13,161	15,462
Prepaid expenses and other current assets	1,854	8,397
Total current assets	87,210	121,106
Property and equipment, net	2,777	2,860
Operating lease right-of-use assets	3,619	2,455
Intangible assets, net	1,960	2,292
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$104,138	$137,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,092	$4,438
Accrued expenses	4,235	5,357
Accrued compensation	2,690	3,616
Operating lease liabilities	1,290	1,114
Other current liabilities	2,038	2,191
Total current liabilities	11,345	16,716
Operating lease liabilities, net of current	2,132	1,095
Term loan, net of current	37,043	36,746
Other liabilities	574	773
Total liabilities	51,094	55,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 52,659,684 shares as of June 30, 2023 and 49,974,281 shares as of December 31, 2022	53	50
Additional paid-in-capital	455,176	451,060
Accumulated other comprehensive loss	(30)	(61)
Accumulated deficit	(402,155)	(369,094)
Total stockholders’ equity	53,044	81,955
Total liabilities and stockholders’ equity	$104,138	$137,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$8,763	$8,442	$17,441	$15,645
Software revenue	2,280	2,105	4,326	3,935
Total revenue	11,043	10,547	21,767	19,580
Cost of sales	9,945	7,994	17,323	14,748
Gross profit	1,098	2,553	4,444	4,832
Operating expenses:
Selling, general and administrative	14,751	12,822	29,417	24,807
Research and development	3,298	4,018	6,792	8,868
Total operating expenses	18,049	16,840	36,209	33,675
Loss from operations	(16,951)	(14,287)	(31,765)	(28,843)
Other expense, net:
Interest and financing costs, net	(739)	(850)	(1,296)	(1,816)
Loss before income tax expense	(17,690)	(15,137)	(33,061)	(30,659)
Income tax expense	—	—	—	—
Net loss	$(17,690)	$(15,137)	$(33,061)	$(30,659)
Other comprehensive income (loss) (net of tax):
Unrealized (loss) gain on short-term investments	(25)	(42)	31	(42)
Comprehensive loss	$(17,715)	$(15,179)	$(33,030)	$(30,701)
Net loss per share – basic and diluted	$(0.19)	$(0.57)	$(0.35)	$(1.16)
Weighted-average shares outstanding – basic and diluted	93,684,289	26,468,515	93,538,676	26,437,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	49,974,281	$50	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	216,105	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	1,062,080	1	—	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	51,252,466	$51	$453,002	$(5)	$(384,465)	$68,583
Employee stock plans	698,016	1	116	—	—	117
Stock-based compensation	—	—	2,059	—	—	2,059
Exercise of pre-funded warrants	709,202	1	(1)	—	—	—
Unrealized loss on short-term investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,690)	(17,690)
Balance at June 30, 2023	52,659,684	$53	$455,176	$(30)	$(402,155)	$53,044

	Common Stock			Additional	Accumulated		Total
			Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$—	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	—	242
Stock-based compensation	—	—	—	1,394	—	—	1,394
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	$26	$(51)	$385,768	$—	$(327,566)	$58,177
Employee stock plans	150,112	1	—	8	—	—	9
Stock-based compensation	—	—	—	1,954	—	—	1,954
Revaluation of warrants	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	(15,137)	(15,137)
Balance at June 30, 2022	26,569,220	$27	$(51)	$387,803	$(42)	$(342,703)	$45,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,061)	$(30,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	710	477
Amortization of intangible assets	331	332
Amortization of right-of-use lease assets	628	552
Stock-based compensation	4,001	3,348
Amortization of debt issuance costs	297	226
Accretion of available for sale securities, net	(1,272)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(510)	(732)
Inventory	2,301	(4,503)
Prepaid expenses and other assets	6,543	(458)
Accounts payable	(3,346)	(623)
Accrued expenses and other liabilities	(2,056)	642
Deferred revenue	19	(149)
Accrued compensation	(926)	44
Net cash used in operating activities	(26,341)	(31,503)
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,733)	(34,255)
Proceeds from maturities of available-for-sale securities	52,500	—
Purchases of property and equipment	(627)	(794)
Net cash provided by (used in) investing activities	21,140	(35,049)
Financing activities:
Payment of common stock issuance costs	—	(598)
Issuance of stock under employee stock plans	117	250
Proceeds from exercise of pre-funded warrants	1	—
Payment of contingent earnout	—	(117)
Principal repayments on finance lease	(15)	(26)
Net cash provided by (used in) financing activities	103	(491)
Net decrease in cash and cash equivalents	(5,098)	(67,043)
Cash and cash equivalents at beginning of period	17,665	84,641
Cash and cash equivalents at end of period	$12,567	$17,598

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,828	$1,706
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,792	$223

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

As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of $65.9 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of June 30, 2023 had an accumulated deficit of $402.2 million. During the six months ended June 30, 2023, the Company incurred net losses of $33.1 million and used $26.3 million of cash and cash equivalents in operations. In the three months ended June 30, 2023, we received all of the $4.4 million payment of Employee Retention Credit ("ERC") recognized in other income in 2022. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of its products and achieves a level of revenues adequate to support its operations.

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

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (SVB) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of June 30, 2023, the Company held approximately $0.9 million in operating accounts at SVB. The Company’s remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

Effects of the Macroeconomic Environment

The Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Extended service contracts	$391	$336
Subscription software licenses	445	481
Total contract liabilities	836	817
Less: long-term portion	133	—
Contract liabilities – current	$703	$817

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the contract liability balance as of December 31, 2022 and 2021 was $0.8 million and $0.6 million, respectively .

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Product revenue recognized at a point in time	$8,617	$8,266	$17,141	$15,293
Product revenue recognized over time	146	176	300	352
Software revenue recognized at a point in time	617	545	1,066	764
Software revenue recognized over time	1,663	1,560	3,260	3,171
Total	$11,043	$10,547	$21,767	$19,580

No individual customer accounted for more than 10% of sales for the six months ended June 30, 2023 and 2022.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the six months ended June 30, 2023 and 2022, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$1,757	$1,615	$1,930	$1,620
Provision for warranties issued	205	470	400	780
Warranty costs incurred	(383)	(355)	(751)	(670)
Balance at end of period	$1,579	$1,730	$1,579	$1,730
Current portion			$1,302	$1,219
Non-current portion			277	511
Total			$1,579	$1,730

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$7,589	$9,269
Work in process	143	427
Finished goods	5,429	5,766
Total inventory	$13,161	$15,462

As of June 30, 2023 and December 31, 2022, the balance of the reserve of excess and obsolete inventory was $2.8 million and $0.5 million, respectively. During the three months ended June 30, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy GentleWave Console ("Gen3"). During the same period, the Company also recorded a charge of $1.2 million related to phasing out legacy procedure instruments, the molar and anterior pre-molar as the Company moves to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory.

Intangible assets, net

Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,301	$1,144
Customer relationships (7 years)	2.8	1,910	1,285	625
Tradenames (10 years)	0.8	360	169	191
Total intangible assets	7.6	$4,715	$2,755	$1,960

	December 31, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,123	$1,322
Customer relationships (7 years)	2.8	1,910	1,148	762
Tradenames (10 years)	0.8	360	152	208
Total intangible assets	7.6	$4,715	$2,423	$2,292

Amortization expense was $0.1 million, which was mostly recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for each of the three months ended June 30, 2023 and 2022.

Amortization expense was $0.3 million for each of the six months ended June 30, 2023 and 2022, with approximately $0.1 million amortization expense recorded in cost of sales and $0.2 million recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of June 30, 2023:

Future Intangible Asset Amortization Expenses
(in thousands)
2023 (remaining six months)	$286
2024	442
2025	386
2026	169
2027 and thereafter	677
Total future amortization expense	$1,960

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,676	$11,676	$—	$—
Total cash equivalents at fair value	11,676	11,676	—	—
Short-term investments:
U.S. treasury securities	24,811	24,811	—	—
Commercial paper and corporate bonds	21,083	—	21,083	—
U.S. government agency bonds	7,426	—	7,426	—
Total short-term investments at fair value	53,320	24,811	28,509	—
Total assets at fair value	$64,996	$36,487	$28,509	$—

	June 30, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$24,811	$24,828	$—	$(17)
Commercial paper and corporate bonds	21,083	21,092	—	(9)
U.S. government agency bonds	7,426	7,430	2	(6)
Total available-for-sale securities at fair value	$53,320	$53,350	$2	$(32)

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,253	$12,253	$—	$—
Commercial paper	1,998	—	1,998	—
U.S. government agency bonds	1,991	—	1,991	—
Total cash equivalents at fair value	16,242	12,253	3,989	—
Short-term investments:
U.S. treasury securities	33,622	33,622	—	—
Commercial paper and corporate bonds	40,162	—	40,162	—
Total short-term investments at fair value	73,784	33,622	40,162	—
Total assets at fair value	$90,026	$45,875	$44,151	$—

	December 31, 2022
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$33,622	$33,676	$—	$(54)
Commercial paper and corporate bonds	40,162	40,169	—	(7)
Total available-for-sale securities at fair value	$73,784	$73,845	$—	$(61)

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

Warrants issued and outstanding at June 30, 2023 and December 31, 2022 included 27,397 warrants with an exercise price of $10.95 per share and 304,106 warrants with an exercise price of $12.00 per share in each period. These warrants expire between December 2023 and August 2031.

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

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of June 30, 2023, approximately 1.8 million shares have been issued pursuant to the exercise of pre-funded warrants and 41.5 million shares underlying the pre-funded warrants remain outstanding.

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

6. Stock Based Compensation

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”)) granted under the Company's incentive plans, and rights to purchase shares of common stock issued under the Company's Employee Stock Purchase Plan (“ESPP”) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Options	$757	$917	$1,588	$1,800
RSUs	1,229	1,024	2,295	1,535
ESPP	73	13	118	13
Total stock-based compensation expense	$2,059	$1,954	$4,001	$3,348

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of sales	$91	$140	$239	$241
Selling, general and administrative	1,781	1,407	3,343	2,385
Research and development	187	407	419	722
Total stock-based compensation expense	$2,059	$1,954	$4,001	$3,348

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2023.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$4,022	1.93
RSUs	11,821	3.04
Total unamortized compensation cost	$15,843

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2022	2,756,368	$2.83		$1,510
Granted	195,120	$1.08
Forfeited	(85,338)	$2.35
Expired	(98,883)	$1.14		$9
Options outstanding, June 30, 2023	2,767,267	$2.79	6.9	$62
Options vested and exercisable, June 30, 2023	2,003,220	$2.66	6.2	$7
Vested and expected to vest after June 30, 2023	2,701,112	$2.76	6.8	$62

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $0.83 and $1.16 per share, respectively.

The following table summarizes the non-vested stock options that were outstanding as of June 30, 2023 and December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2022	1,118,088	$6.23
Non-vested Options, June 30, 2023	764,047	$6.46

The total fair value of shares vested during the six months ended June 30, 2023 and 2022 was $$1.6 million and $1.8 million, respectively, in each period.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the three and six months ended June 30, 2023, the Company did not repurchase any shares. There was no material number of shares of common stock subject to repurchase as of June 30, 2023. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	2,858,649	$4.49
Granted	3,516,198	$1.58
Vested	(793,389)	$3.55
Forfeited	(322,650)	$4.61
RSUs outstanding, June 30, 2023	5,258,808	$2.68

7. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to December 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of June 30, 2023, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2023 (remaining six months)	$628
2024	1,555
2025	1,010
2026	645
Total future minimum lease payments	3,838
Less: Imputed Interest	(416)
Present value of operating lease liabilities	$3,422
Less: Current portion	1,290
Long-term operating lease liabilities	$2,132

Weighted average remaining lease term in years	2.77
Weighted average discount rate	8.80%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Rent expense	$381	$320	$767	$637
Variable lease costs	32	27	64	53
Total	$413	$347	$831	$690

Cash paid for operating leases	$382	$317	$758	$630

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of sales	$68	$58	$138	$116
Selling, general and administrative	345	289	693	574
Total	$413	$347	$831	$690

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

9. Term Loan

Perceptive loan

On April 6, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty with Perceptive (the “Perceptive Loan Agreement”). The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022 and the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023. The Company borrowed the extended first tranche of $10.0 million in July 2022, receiving net proceeds of $9.9 million, and forfeited the extended second tranche on June 30, 2023.

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

For the six months ended June 30, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the one-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, the Company entered into Amendment No. 2 (the "Second Amendment") to the Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged on the original agreement.

For the six months ended June 30, 2023 and 2022, the effective interest rate of the Perceptive loan was 17.23% and 14.70%, respectively. As of June 30, 2023 and 2022, the fair value of the Perceptive loan approximates its carrying amount.

Future principal repayments on the Perceptive loan as of June 30, 2023, are as follows:

Principal
(in thousands)
2026	$40,000
Total	$40,000

The Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026. These thresholds progressively increase over time, ranging from $26.4 million for the consecutive 12-month periods ending September 30, 2021 to $95.3 million for the consecutive 12-month periods ending June 30, 2026. Specifically, the minimum revenue thresholds for the consecutive 12-months period ending on June 30, 2024 and September 30, 2024, are $47.2 million and $52.0 million, respectively. Failure to satisfy these financial covenants would constitute an event of default under the agreement. For the six months ended June 30, 2023, the Company was in compliance with all financial covenants and conditions required by the outstanding Perceptive Loan Agreement, as amended.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2023 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2022 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of June 30, 2023.

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

The following tables present the Company’s segment information for the three and six months ended June 30, 2023 and 2022. Cost of sales in the Product segment included a $1.7 million charge due to reduced sales volumes of the Company's legacy Gen3 console and a $1.2 million charge due to phasing out the Company's legacy procedure instruments, the molar and anterior pre-molar as the Company moves to the CleanFlow procedure instruments.

	2023			2022
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$8,763	$2,280	$11,043	$8,442	$2,105	$10,547
Cost of sales	9,248	697	9,945	7,385	609	7,994
Gross profit	(485)	1,583	1,098	1,057	1,496	2,553
Gross margin	-6%	69%	10%	13%	71%	24%
Operating expenses:
Selling, general and administrative	14,109	642	14,751	12,243	579	12,822
Research and development	2,764	534	3,298	3,552	466	4,018
Total operating expenses	16,873	1,176	18,049	15,795	1,045	16,840
Income (loss) from operations	$(17,358)	$407	$(16,951)	$(14,738)	$451	$(14,287)

	2023			2022
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$17,441	$4,326	$21,767	$15,645	$3,935	$19,580
Cost of sales	15,948	1,375	17,323	13,463	1,285	14,748
Gross profit	1,493	2,951	4,444	2,182	2,650	4,832
Gross margin	9%	68%	20%	14%	67%	25%
Operating expenses:
Selling, general and administrative	28,223	1,194	29,417	23,770	1,037	24,807
Research and development	5,691	1,101	6,792	7,983	885	8,868
Total operating expenses	33,914	2,295	36,209	31,753	1,922	33,675
Income (loss) from operations	$(32,421)	$656	$(31,765)	$(29,571)	$728	$(28,843)

Segment Assets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Product	$93,209	$125,713
Software	10,929	11,572
Total	$104,138	$137,285

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Numerator:
Net loss	$(17,690)	$(15,137)	$(33,061)	$(30,659)
Denominator:
Weighted-average shares outstanding – basic and diluted	93,684,289	26,468,515	93,538,676	26,437,058
Net loss per share – basic and diluted	$(0.19)	$(0.57)	$(0.35)	$(1.16)

The pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock are considered outstanding for the purposes of computing loss per share and are included in the calculation of basic and diluted shares outstanding above.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options	2,767,267	3,024,956
RSUs	5,258,808	2,702,762
Warrants	331,503	331,503
Total	8,357,578	6,059,221

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

As of June 30, 2023, we had an installed base of approximately 1,040 GentleWave Systems. We generated revenue of $21.8 million and incurred a net loss of $33.1 million for the six months ended June 30, 2023, compared to revenue of $19.6 million and a net loss of $30.7 million for the six months ended June 30, 2022. As of June 30, 2023, we had cash and cash equivalents and short-term investments of $65.9 million, an accumulated deficit of $402.2 million, and $40.0 million in principal outstanding under our term loan facility. In the three months ended June 30, 2023, we received all of the $4.4 million payment of Employee Retention Credit ("ERC") recognized in other income in 2022.

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
•
Commercial organization: As of June 30, 2023, our sales and customer support team consisted of approximately 87 employees. We intend to continue to make investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following tables present our results of operations for the three months ended June 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$11,043	$10,547	496	5%
Cost of sales	9,945	7,994	1,951	24%
Gross profit	1,098	2,553	(1,455)	(57)%
Gross margin	10%	24%
Operating expenses:
Selling, general and administrative	14,751	12,822	1,929	15%
Research and development	3,298	4,018	(720)	(18)%
Total operating expenses	18,049	16,840	1,209	7%
Loss from operations	(16,951)	(14,287)	(2,664)	19%
Other income (expense), net:
Interest and financing costs, net	(739)	(850)	111	(13)%
Loss before income tax benefit	(17,690)	(15,137)	(2,553)	17%
Income tax expense	—	—	—	—
Net loss	$(17,690)	$(15,137)	(2,553)	17%

The following table shows our results of operations for the six months ended June 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$21,767	$19,580	2,187	11%
Cost of sales	17,323	14,748	2,575	17%
Gross profit	4,444	4,832	(388)	(8)%
Gross margin	20%	25%
Operating expenses:
Selling, general and administrative	29,417	24,807	4,610	19%
Research and development	6,792	8,868	(2,076)	(23)%
Total operating expenses	36,209	33,675	2,534	8%
Loss from operations	(31,765)	(28,843)	(2,922)	10%
Other expense, net:
Interest and financing costs, net	(1,296)	(1,816)	520	(29)%
Loss before income tax expense	(33,061)	(30,659)	(2,402)	8%
Income tax expense	—	—	—	—
Net loss	$(33,061)	$(30,659)	(2,402)	8%

Revenue

The following table shows our breakdown of revenue for the three and six months ended June 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$8,763	$8,442	321	4%
Software revenue	2,280	2,105	175	8%
Total revenue	$11,043	$10,547	496	5%

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$17,441	$15,645	1,796	11%
Software revenue	4,326	3,935	391	10%
Total revenue	$21,767	$19,580	2,187	11%

Total revenue increased $0.5 million, or 5%, and $2.2 million, or 11%, for the three months and six months ended June 30, 2023, respectively, from the comparable periods in the prior year.

Product revenue increased $0.3 million, or 4%, for the three months ended June 30, 2023 compared to the prior year period, which was primarily driven by an increase in the average selling price of PIs of approximately 17%, partially offset by a decrease in Consoles sales volumes. For the three months ended June 30, 2023, we generated $2.2 million, $5.6 million and $1.0 million from the sale of GentleWave Consoles, PIs and other products, respectively, compared to$2.7 million, $4.8 million and $0.9 million, respectively, for the three months ended June 30, 2022.

Software revenue increased $0.2 million, or 8%, for the three months ended June 30, 2023 compared to the prior year period, which was primarily due to a higher number of customer subscriptions.

Product revenue increased $1.8 million, or 11%, for the six months ended June 30, 2023 compared to the prior year period, which was primarily driven by an increase in the average selling price of PIs of approximately 13%, as well as an increase in PI sales volumes of approximately 10%, partially offset by a decrease in Consoles sales volume. For the six months ended June 30, 2023, we generated $4.2 million and $11.3 million from the sale of GentleWave Consoles and PIs, respectively, compared to $4.8 million and $9.1 million, respectively, for the six months ended June 30, 2022.

Software revenue increased $0.4 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period, which was primarily due to a higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $2.0 million, or 24%, and $2.6 million, or 17%, for the three and six months ended June 30, 2023, respectively, from the comparable periods in the prior year. The increase was primarily driven by a $1.7 million charge due to reduced sales volumes of our legacy GentleWave Console ("Gen3"), and a $1.2 million charge due to phasing out our legacy procedure instruments, the molar and pre-molar as we move to the CleanFlow procedure instruments. These charges were partially offset by lower cost of CleanFlow PIs on per unit basis as compared to our legacy PI products. There were no significant changes in the Software segment cost of sales.

Gross margin decreased 14% and 4% for the three months and six months ended June 30, 2023, respectively, from the comparable periods in the prior year, primarily due to the aforementioned charges to cost of sales and higher console cost on per unit basis, partially offset by higher PI average selling price and lower PI cost on per unit basis.

Selling, general and administrative expenses

SG&A expenses increased $1.9 million or 15%, and $4.6 million, or 19%, for the three and six months ended June 30, 2023, respectively, from the comparable period in the prior year. The increase was primarily driven by changes in our Product segment due to higher employee-related compensation and benefit expenses of approximately $0.7 million for the three months period and approximately $2.5 million in the six month period, including stock-based compensation, and recruiting expenses, as a result of the expansion of our commercial infrastructure and our general and administrative functions. There were no significant changes in the Software segment selling, general and administrative expenses.

Research and development expenses

R&D expenses decreased $0.7 million or 18% and $2.1 million, or 23%, for the three and six months ended June 30, 2023, respectively, from the comparable period in the prior year, which was primarily driven by lower spending on product development and outside services in the Product segment, as well as lower headcount. There were no significant changes in any major components of the R&D expenses in the Software segment as described in the Components of Our Results of Operations above.

Other expense, net

Total other expense net for the three and six months ended June 30, 2023 decreased compared to the prior year periods, mainly due to interest income from our short-term investments.

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

As of June 30, 2023, we had cash and cash equivalents and short-term investments of $65.9 million, an accumulated deficit of $402.2 million, and $40.0 million in principal outstanding under our term loan facility. For the three and six months ended June 30, 2023 and 2022, our net losses from operations were $33.1 million and $30.7 million, respectively, and our net cash used in operating activities was $26.3 million and $31.5 million, respectively.

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (SVB) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of June 30, 2023, we held approximately $0.9 million in operating accounts at SVB. Our remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

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
•
the impact of the macroeconomic environment, including as a result of inflation and rising interest rates, the war in Ukraine, or any other pandemic, epidemic or infectious disease outbreak, on our business;
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

Indebtedness

On April 6, 2022, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty (the “Perceptive Loan Agreement”) with Perceptive Credit Holdings III, LP (“Perceptive”). The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, and also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to June 30, 2023. We borrowed the extended first tranche of $10.0 million in July 2022, receiving net proceeds of $9.9 million, and forfeited the extended tranche on June 30, 2023.

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

For the six months ended June 30, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, we entered into Amendment No. 2 (the "Second Amendment") to the Perceptive Loan Agreement, as amended, to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate ("SOFR"). All other terms remain unchanged on the original agreement.

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

The Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026. These thresholds progressively increase over time, ranging from $26.4 million for the consecutive 12-month periods ending September 30, 2021 to $95.3 million for the consecutive 12-month periods ending June 30, 2026. Specifically, the minimum revenue thresholds for the consecutive 12-months period ending on June 30, 2024 and September 30, 2024, are $47.2 million and $52.0 million, respectively. Failure to satisfy these financial covenants would constitute an event of default under the agreement, as amended.

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

As of June 30, 2023, we had an aggregate principal balance of $40.0 million outstanding under the Perceptive Loan Agreement, as amended, and we were in compliance with all covenants and conditions under such agreement.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(26,341)	$(31,503)
Investing activities	21,140	(35,049)
Financing activities	103	(491)
Net decrease in cash and cash equivalents	$(5,098)	$(67,043)

Operating Activities

Net cash used in operating activities was $26.3 million for the six months ended June 30, 2023, primarily consisting of net loss of $33.1 million as adjusted for non-cash items of $4.7 million, as well as a net change in our net operating assets and liabilities of $2.0 million. Non-cash items primarily consisted of $2.0 million in depreciation and amortization and $4.0 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $4.4 million cash receipts of ERC refund and $2.3 million decrease in inventory due to increase in inventory reserves for legacy products, partially offset by increase in accounts receivable, prepaid expenses, accrued compensation and accounts payable attributable to timing of payment.

Net cash used in operating activities was $31.5 million for the six months ended June 30, 2022, primarily consisting of net loss of $30.7 million as adjusted for non-cash items of $4.5 million, partially offset by a net change in our net operating assets and liabilities of $5.8 million. Non-cash items primarily consisted of $1.6 million in depreciation and amortization and $3.3 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to a $4.5 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Investing Activities

Net cash provided by investing activities was $21.1 million for the six months ended June 30, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment. Net cash used in investing activities was $35.0 million for the six months ended June 30, 2022, as a result of purchases of available-for-sale securities and property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was immaterial. Net cash used by financing activities was $0.5 million for the six months ended June 30, 2022, primarily resulting from the payment of the remainder of the IPO fees and contingent earnout.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sonendo, Inc.

Date: August 9, 2023	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 9, 2023	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)