Form 10-Q
period 2023-09-30
Sonendo, Inc.
filed 2023-11-08
CIK 1407973

za ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 54,278,123 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2022 and in the filings we make with the Securities and Exchange Commission (the “SEC”) from time to time.

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
•
We have a history of recurring losses and accumulated deficit, and anticipate that we will continue to incur net losses for the next several years. We will likely need additional funding to finance our planned operations, and may not be able to raise capital when needed.
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
•
Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (the “NYSE”) could result in a delisting of our common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,090	$17,665
Short-term investments	43,849	73,784
Accounts receivable, net	5,600	5,798
Inventory	11,442	15,462
Prepaid expenses and other current assets	2,510	8,397
Total current assets	75,491	121,106
Property and equipment, net	216	2,860
Operating lease right-of-use assets	3,300	2,455
Intangible assets, net	748	2,292
Goodwill	8,454	8,454
Other assets	118	118
Total assets	$88,327	$137,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$4,438
Accrued expenses	3,817	5,357
Accrued compensation	3,110	3,616
Operating lease liabilities	1,334	1,114
Other current liabilities	1,840	2,191
Total current liabilities	11,051	16,716
Operating lease liabilities, net of current	1,782	1,095
Term loan, net	37,202	36,746
Other liabilities	512	773
Total liabilities	50,547	55,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 52,971,301 shares as of September 30, 2023 and 49,974,281 shares as of December 31, 2022	53	50
Additional paid-in-capital	456,868	451,060
Accumulated other comprehensive loss	(6)	(61)
Accumulated deficit	(419,135)	(369,094)
Total stockholders’ equity	37,780	81,955
Total liabilities and stockholders’ equity	$88,327	$137,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$8,163	$7,795	$25,604	$23,440
Software revenue	2,243	2,051	6,569	5,986
Total revenue	10,406	9,846	32,173	29,426
Cost of sales:
Product and software	6,619	7,528	23,942	22,276
Impairment of long-lived assets	1,341	—	1,341	—
Total cost of sales	7,960	7,528	25,283	22,276
Gross profit	2,446	2,318	6,890	7,150
Operating expenses:
Selling, general and administrative	13,442	12,586	42,859	37,393
Research and development	3,049	4,328	9,841	13,196
Impairment of long-lived assets	2,051	—	2,051	—
Total operating expenses	18,542	16,914	54,751	50,589
Loss from operations	(16,096)	(14,596)	(47,861)	(43,439)
Other expense, net:
Interest and financing costs, net	(884)	(943)	(2,180)	(2,759)
Loss before income tax expense	(16,980)	(15,539)	(50,041)	(46,198)
Income tax expense	—	—	—	—
Net loss	$(16,980)	$(15,539)	$(50,041)	$(46,198)
Other comprehensive income (loss) (net of tax):
Unrealized gain (loss) on short-term investments	24	(7)	55	(49)
Comprehensive loss	$(16,956)	$(15,546)	$(49,986)	$(46,247)
Net loss per share – basic and diluted	$(0.18)	$(0.47)	$(0.53)	$(1.61)
Weighted-average shares outstanding – basic and diluted	94,286,107	33,116,536	93,790,557	28,688,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	49,974,281	$50	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	216,105	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	1,062,080	1	—	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	51,252,466	$51	$453,002	$(5)	$(384,465)	$68,583
Employee stock plans	698,016	1	116	—	—	117
Stock-based compensation	—	—	2,059	—	—	2,059
Exercise of pre-funded warrants	709,202	1	(1)	—	—	—
Unrealized loss on short-term investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,690)	(17,690)
Balance at June 30, 2023	52,659,684	$53	$455,176	$(30)	$(402,155)	$53,044
Employee stock plans	264,809	—	(92)	—	—	(92)
Stock-based compensation	—	—	1,784	—	—	1,784
Exercise of pre-funded warrants	46,808	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	24	—	24
Net loss	—	—	—	—	(16,980)	(16,980)
Balance at September 30, 2023	52,971,301	$53	$456,868	$(6)	$(419,135)	$37,780

	Common Stock			Additional	Accumulated		Total
			Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$—	$(312,044)	$72,063
Employee stock plans	82,572	—	—	242	—	—	242
Stock-based compensation	—	—	—	1,394	—	—	1,394
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2022	26,419,108	$26	$(51)	$385,768	$—	$(327,566)	$58,177
Employee stock plans	150,112	1	—	8	—	—	9
Stock-based compensation	—	—	—	1,954	—	—	1,954
Revaluation of warrants	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	(15,137)	(15,137)
Balance at June 30, 2022	26,569,220	$27	$(51)	$387,803	$(42)	$(342,703)	$45,034
Employee stock plans	141,910	—	—	2	—	—	2
Issuance of common stock, net of issuance costs	23,045,536	23	—	20,545	—	—	20,568
Issuance of pre-funded warrants, net of issuance costs	—	—	—	38,575	—	—	38,575
Stock-based compensation	—	—	—	1,723	—	—	1,723
Unrealized loss on short-term investments	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(15,539)	(15,539)
Balance at September 30, 2022	49,756,666	$50	$(51)	$448,648	$(49)	$(358,242)	$90,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,041)	$(46,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,094	744
Amortization of intangible assets	498	498
Amortization of right-of-use lease assets	947	829
Impairment of long-lived assets	3,392	—
Stock-based compensation	5,785	5,071
Amortization of debt issuance costs	456	327
Other non-cash operating activities, net	(1,831)	(158)
Changes in operating assets and liabilities:
Accounts receivable, net	198	(833)
Inventory	4,073	(7,086)
Prepaid expenses and other assets	5,887	641
Accounts payable	(3,494)	(1,039)
Accrued expenses and other liabilities	(2,996)	(409)
Deferred revenue	(19)	204
Accrued compensation	(506)	583
Net cash used in operating activities	(36,557)	(46,826)
Cash flows from investing activities:
Purchases of available-for-sale securities	(49,978)	(45,664)
Proceeds from maturities of available-for-sale securities	81,800	8,700
Purchases of property and equipment	(843)	(1,031)
Net cash provided by (used in) investing activities	30,979	(37,995)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	20,623
Proceeds from debt, net of issuance costs	—	9,850
Payment of common stock IPO issuance costs	—	(598)
Issuance of stock under employee stock plans	117	252
Taxes paid on vested stock awards under employee stock plans	(92)	—
Proceeds from exercise of pre-funded warrants	1	38,722
Payment of contingent earnout	—	(117)
Principal repayments on finance lease	(23)	(40)
Net cash provided by financing activities	3	68,692
Net decrease in cash and cash equivalents	(5,575)	(16,129)
Cash and cash equivalents at beginning of period	17,665	84,641
Cash and cash equivalents at end of period	$12,090	$68,512

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,319	$2,804
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,792	$223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sonendo,” or the “Company” as used in this Form 10-Q refer to Sonendo, Inc.

Description of Business

Sonendo, Inc. was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States. The Company’s products include the GentleWave System, which is cleared by the United States (“U.S.”) Food and Drug Administration (the “FDA”) for sale in the U.S. and approved by Health Canada in Canada, along with the system’s sterilized, single-use procedure instruments (“PIs”). In addition, the Company offers practice management software to enable an integrated digital office for dental practitioners.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 8, 2023.

Liquidity

On September 27, 2022, the Company completed a private placement (the “Private Placement”), issuing an aggregate of approximately 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million. See Note 5, Stockholders' Equity, for additional information.

As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of $55.9 million.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of September 30, 2023 had an accumulated deficit of $419.1 million. During the nine months ended September 30, 2023, the Company incurred net losses of $50.0 million and used $36.6 million of cash and cash equivalents in operations. In the nine months ended September 30, 2023, we received all of the $4.4 million payment of Employee Retention Credit (“ERC”) recognized in other income in 2022. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of its products and achieves a level of revenues adequate to support its operations.

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

The Company plans to fund its operations, capital funding and other liquidity needs using existing cash, cash equivalents and short-term investments and, to the extent available, cash generated from commercial operations. If the Company's actual revenue is significantly less than its operating plan, the Company may fail to satisfy certain financial covenants which would constitute an event of default under the Perceptive Loan Agreement, as amended, which may further cause the lender to terminate its commitments and declare all amounts outstanding under the Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations (see Note 9, “Term Loan” for additional information). If the Company's actual operating expenses significantly exceed its operating plan, the Company may have to significantly delay or scale back its operations to reduce working capital requirements. Under these circumstances, substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing the Company’s commercial efforts, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives.

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (“SVB”) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of September 30, 2023, the Company held approximately $1.1 million in operating accounts at SVB. The Company’s remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

Effects of the Macroeconomic Environment

The Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. See Note 2, “Long-Lived Assets”, for a description of the impairment charges recorded in the three months ended September 30, 2023. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption and, therefore, for new or revised accounting standards applicable to public companies, the Company will be subject to an extended transition period until those standards would otherwise apply to private companies.

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

Inventory

Inventory consists of finished products, work-in-process and raw materials and is valued at the lower of cost or net realizable value. Cost may include materials, labor and manufacturing overhead. Cost is determined by the first in, first out inventory method. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs of completion and disposal.

Long-Lived Assets

The Company reviews its long-lived assets, which includes definite-lived intangibles, long-lived fixed assets and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the long-lived asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining useful life. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

In the third quarter of 2023, the significant decline in the Company's market capitalization was a triggering event, which resulted in the performance of an interim long-lived assets impairment assessment. The interim assessment indicated that the carrying amount of the Company's definite-lived intangible and long-lived fixed assets in its Product segment would not be recoverable. As a result, the Company recognized an impairment charge of $1.0 million to a definite-lived intangible, developed technology, which was recorded in operating expenses on the Condensed Consolidated Statements of Operations, and an impairment charge of $2.3 million to property and equipment, of which, $1.3 million was recorded in cost of sales and the remainder was recorded in operating expenses on the Condensed Consolidated Statements of Operations. No impairment of lease right-of-use assets was recognized as the fair value of the lease right-of-use assets exceeds their carrying amount.

Goodwill

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

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management projections of future cash flows and/or use of a market approach by considering market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and the weighted cost of capital and terminal growth rates. Revenue and margin growth are based on increased sales of new and existing products as the Company maintains investments in research and development. Additional value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation.

The Company’s annual evaluation for impairment of goodwill consists of the software reporting unit from which the goodwill originated. The Company's annual goodwill testing is determined to be performed as of October 31. However, given the significant decline in the Company's market capitalization in the third quarter of 2023, the Company completed an evaluation for impairment as of September 30, 2023, using a quantitative assessment and determined that no impairment existed.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Extended service contracts	$629	$336
Subscription software licenses	169	481
Total contract liabilities	798	817
Less: long-term portion	221	—
Contract liabilities – current	$577	$817

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized for each of the nine months ended September 30, 2023 and 2022 that was included in the contract liability balance as of December 31, 2022 and 2021 was $0.8 million.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Product revenue recognized at a point in time	$7,934	$7,616	$25,075	$22,909
Product revenue recognized over time	229	179	529	531
Software revenue recognized at a point in time	507	469	1,573	1,233
Software revenue recognized over time	1,736	1,582	4,996	4,753
Total	$10,406	$9,846	$32,173	$29,426

No individual customer accounted for more than 10% of sales for the nine months ended September 30, 2023 and 2022.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the nine months ended September 30, 2023 and 2022, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$1,579	$1,730	$1,930	$1,620
Provision for warranties issued	170	328	570	1,108
Warranty costs incurred	(384)	(350)	(1,135)	(1,020)
Balance at end of period	$1,365	$1,708	$1,365	$1,708
Current portion			$1,228	$1,212
Non-current portion			137	496
Total			$1,365	$1,708

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$6,733	$9,269
Work in process	569	427
Finished goods	4,140	5,766
Total inventory	$11,442	$15,462

During the nine months ended September 30, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy GentleWave Console (“Gen3”). During the same period, the Company also recorded a charge of $1.2 million related to phasing out legacy procedure instruments, the molar and anterior pre-molar as the Company moves to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory. As of September 30, 2023 and December 31, 2022, the balance of the reserve of excess and obsolete inventory was $1.9 million and $0.5 million, respectively.

Intangible assets, net

Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed technology (5 - 10 years)	1.6	$1,110	$1,101	$9
Customer relationships (7 years)	4	1,910	1,353	557
Tradenames (10 years)	1.1	360	178	182
Total intangible assets	6.7	$3,380	$2,632	$748

	December 31, 2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed technology (5 - 10 years)	4.0	$2,445	$1,123	$1,322
Customer relationships (7 years)	2.8	1,910	1,148	762
Tradenames (10 years)	0.8	360	152	208
Total intangible assets	7.6	$4,715	$2,423	$2,292

During the three months ended September 30, 2023, an impairment charge of $1.0 million to developed technology was recorded in operating expenses on the condensed consolidated statements of operations and comprehensive loss. See Note 2 Summary of Accounting Policies and Recent Accounting Pronouncements for more information.

Amortization expense was $0.2 million, which was mostly recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for each of the three months ended September 30, 2023 and 2022.

Amortization expense was $0.5 million for each of the nine months ended September 30, 2023 and 2022, with approximately $0.2 million amortization expense recorded in cost of sales and $0.3 million recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of September 30, 2023:

Future Intangible Asset Amortization Expenses
(in thousands)
2023 (remaining three months)	$86
2024	309
2025	252
2026	36
2027 and thereafter	65
Total future amortization expense	$748

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,635	$10,635	$—	$—
Total cash equivalents at fair value	10,635	10,635	—	—
Short-term investments:
U.S. treasury securities	20,538	20,538	—	—
Commercial paper and corporate bonds	14,549	—	14,549	—
U.S. government agency bonds	8,762	—	8,762	—
Total short-term investments at fair value	43,849	20,538	23,311	—
Total assets at fair value	$54,484	$31,173	$23,311	$—

	September 30, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$20,538	$20,540	$1	$(3)
Commercial paper and corporate bonds	14,549	14,549	—	-
U.S. government agency bonds	8,762	8,766	—	(4)
Total available-for-sale securities at fair value	$43,849	$43,855	$1	$(7)

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,253	$12,253	$—	$—
Commercial paper	1,998	—	1,998	—
U.S. government agency bonds	1,991	—	1,991	—
Total cash equivalents at fair value	16,242	12,253	3,989	—
Short-term investments:
U.S. treasury securities	33,622	33,622	—	—
Commercial paper and corporate bonds	40,162	—	40,162	—
Total short-term investments at fair value	73,784	33,622	40,162	—
Total assets at fair value	$90,026	$45,875	$44,151	$—

	December 31, 2022
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$33,622	$33,676	$—	$(54)
Commercial paper and corporate bonds	40,162	40,169	—	(7)
Total available-for-sale securities at fair value	$73,784	$73,845	$—	$(61)

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

Warrants issued and outstanding at September 30, 2023 and December 31, 2022 included 27,397 warrants with an exercise price of $10.95 per share and 304,106 warrants with an exercise price of $12.00 per share in each period. These warrants expire between December 2023 and August 2031.

On September 27, 2022, the Company completed the Private Placement, issuing an aggregate of approximately 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors (the “Purchasers”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of September 30, 2023, approximately 1.8 million shares have been issued pursuant to the exercise of pre-funded warrants and 41.5 million shares underlying the pre-funded warrants remain outstanding.

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

6. Stock Based Compensation

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”)) granted under the Company's incentive plans, and rights to purchase shares of common stock issued under the Company's Employee Stock Purchase Plan (“ESPP”) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Options	$645	$779	$2,233	$2,579
RSUs	1,094	905	3,389	2,440
ESPP	45	39	163	52
Total stock-based compensation expense	$1,784	$1,723	$5,785	$5,071

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of sales	$55	$123	$294	$364
Selling, general and administrative	1,584	1,435	4,927	3,820
Research and development	145	165	564	887
Total stock-based compensation expense	$1,784	$1,723	$5,785	$5,071

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 30, 2023.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$3,422,242	1.71
RSUs	10,341,736	2.8
Total unamortized compensation cost	$13,763,978

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2022	2,756,368	$2.83		$1,510
Granted	195,120	$1.08
Forfeited	(320,299)	$2.35
Expired	(99,156)	$1.14		$9
Options outstanding, September 30, 2023	2,532,033	$2.83	6.6	$—
Options vested and exercisable, September 30, 2023	1,839,527	$2.70	6.0	$—
Vested and expected to vest after September 30, 2023	2,474,615	$2.80	6.6	$—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $0.83 and $1.16 per share, respectively.

The following table summarizes the non-vested stock options that were outstanding as of September 30, 2023 and December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2022	1,118,088	$6.23
Non-vested Options, September 30, 2023	692,506	$6.33

The total fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $2.1 million and $2.6 million, respectively, in each period.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the three and nine months ended September 30, 2023, the Company did not repurchase any shares. There was no material number of shares of common stock subject to repurchase as of September 30, 2023. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	2,858,649	$4.49
Granted	3,541,198	$1.57
Vested	(1,164,429)	$3.36
Forfeited	(608,359)	$3.45
RSUs outstanding, September 30, 2023	4,627,059	$2.68

7. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to December 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of September 30, 2023, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2023 (remaining three months)	$251
2024	1,555
2025	1,010
2026	645
Total future minimum lease payments	3,461
Less: Imputed Interest	(345)
Present value of operating lease liabilities	$3,116
Less: Current portion	1,334
Long-term operating lease liabilities	$1,782

Weighted average remaining lease term in years	2.54
Weighted average discount rate	8.81%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Rent expense	$373	$319	$1,140	$956
Variable lease costs	17	26	81	79
Total	$390	$345	$1,221	$1,035

Cash paid for operating leases	$382	$321	$1,140	$951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of sales	$67	$58	$205	$174
Selling, general and administrative	323	287	1,016	861
Total	$390	$345	$1,221	$1,035

8. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the accompanying unaudited condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. The Company’s management does not believe that any such matters, individually or in aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Listing Notice from NYSE

In late September 2023, the Company’s share price had fallen below the NYSE's listing standard threshold and therefore the Company received notice of non-compliance from the NYSE. As required by the NYSE, we notified the NYSE of our plan to cure and restore our compliance with the NYSE's continued listing standard no later than our next annual meeting, currently schedule no later than June 2024. There is no assurance that we will cure and restore our compliance or, if cured and restored, remain in compliance with such requirement or other NYSE continued listing standards in the future.

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

For the nine months ended September 30, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the one-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged in the Perceptive Loan Agreement.

For the nine months ended September 30, 2023 and 2022, the effective interest rate of the Perceptive loan was 17.39% and 14.31%, respectively. As of September 30, 2023 and 2022, the fair value of the Perceptive loan approximates its carrying amount.

Future principal repayments on the Perceptive Loan Agreement as of September 30, 2023, are as follows:

Principal
(in thousands)
2026	$40,000
Total	$40,000

The Perceptive Loan Agreement, as amended, contains events of default, including, without limitation, upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. The Perceptive Loan Agreement, as amended, includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026. These thresholds progressively increase over time, ranging from $26.4 million for the consecutive 12-month periods ending September 30, 2021 to $95.3 million for the consecutive 12-month periods ending June 30, 2026. Specifically, the minimum revenue thresholds for the consecutive 12-months period ending on September 30, 2024 and December 31, 2024, are $52.0 million and $58.6 million, respectively. Failure to satisfy these covenants would constitute an event of default under the agreement, as amended. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. As of September 30, 2023, we were in compliance with all covenants and conditions required by the outstanding Perceptive Loan Agreement, as amended.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2023 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2022 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of September 30, 2023.

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

11. Segment Information

The Company operates and reports its results in two business segments, Product and Software. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Company's chief operating decision maker (“CODM”) for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measures of the Company’s reportable segments are primarily income (loss) from operations. Income (loss) from operations for each segment includes all revenues, related cost of net revenues, gross margin and operating expenses directly attributable to the segment.

The Company’s Product segment includes sales of the Company's GentleWave System console and related accessories and instruments.

The Company’s Software segment includes sales of the Company's traditional software licenses for practice management software to enable an integrated digital office for endodontists.

The following tables present the Company’s segment information for the three and nine months ended September 30, 2023 and 2022.

In the Product segment, for the three months ended September 30, 2023, the Company recognized a total impairment charge of $3.4 million for long lived assets, of which, $1.3 million was recorded in cost of sales and the remainder in operating expenses. For the nine months ended September 30, 2023, in addition to the impairment charges, cost of sales included a $2.9 million charge related to inventory in the second quarter of 2023 due to reduced sales of our legacy GentleWave Console (“Gen 3”) and the phase-out of our molar and pre-molar legacy procedure instruments.

	Three months ended September 30,				Three months ended September 30,
	2023				2022
	(in thousands, except percentage data)
	Product	Software		Total	Product	Software	Total
Revenue	$8,163	$2,243		$10,406	$7,795	$2,051	$9,846
Cost of sales:
Product and software	5,938	681		6,619	6,875	653	7,528
Impairment of long-lived assets	1,341	—		1,341	—	—	—
Total cost of sales	7,279	681		7,960	6,875	653	7,528
Gross profit	884	1,562		2,446	920	1,398	2,318
Gross margin	11%	70%		24%	12%	68%	24%
Operating expenses:
Selling, general and administrative	12,847	595		13,442	12,141	445	12,586
Research and development	2,551	498		3,049	3,891	437	4,328
Impairment of long-lived assets	2,051	—		2,051	—	—	—
Total operating expenses	17,449	1,093	—	18,542	16,032	882	16,914
Income (loss) from operations	$(16,565)	$469		$(16,096)	$(15,112)	$516	$(14,596)

	Nine months ended September 30,			Nine months ended September 30,
	2023			2022
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$25,604	$6,569	$32,173	$23,440	$5,986	$29,426
Cost of sales:
Product and software	21,886	2,056	23,942	20,338	1,938	22,276
Impairment of long-lived assets	1,341	—	1,341	—	—	—
Total cost of sales	23,227	2,056	25,283	20,338	1,938	22,276
Gross profit	2,377	4,513	6,890	3,102	4,048	7,150
Gross margin	9%	69%	21%	13%	68%	24%
Operating expenses:
Selling, general and administrative	41,070	1,789	42,859	35,911	1,482	37,393
Research and development	8,242	1,599	9,841	11,874	1,322	13,196
Impairment of long-lived assets	2,051	—	2,051	—	—	—
Total operating expenses	51,363	3,388	54,751	47,785	2,804	50,589
Income (loss) from operations	$(48,986)	$1,125	$(47,861)	$(44,683)	$1,244	$(43,439)

Segment Assets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Product	$77,446	$125,713
Software	10,881	11,572
Total	$88,327	$137,285

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Numerator:
Net loss	$(16,980)	$(15,539)	$(50,041)	$(46,198)
Denominator:
Weighted-average shares outstanding – basic and diluted	94,286,107	33,116,536	93,790,557	28,688,018
Net loss per share – basic and diluted	$(0.18)	$(0.47)	$(0.53)	$(1.61)

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options	2,532,033	2,985,032
RSUs	4,627,059	2,935,934
Warrants	331,503	331,503
Total	7,490,595	6,252,469

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

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed and manufacture the GentleWave® System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. The GentleWave System employs a sterilized, single-use procedure instrument (“PI”), to transform root canal therapy (“RCT”), by addressing the limitations of conventional methods.

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

In the US and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We have been and will continue to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

As of September 30, 2023, we had an installed base of approximately 1,040 GentleWave Systems. We generated revenue of $32.2 million and incurred a net loss of $50.0 million for the nine months ended September 30, 2023, compared to revenue of $29.4 million and a net loss of $46.2 million for the nine months ended September 30, 2022. As of September 30, 2023, we had cash and cash equivalents and short-term investments of $55.9 million, an accumulated deficit of $419.1 million, and $40.0 million in principal outstanding under our term loan facility. In the nine months ended September 30, 2023, we received all of the $4.4 million payment of Employee Retention Credit (“ERC”) recognized in other income in 2022.

We expect to continue to incur net losses for the next several years. We expect to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we will likely require additional financing to fund our operations and planned growth.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We may also seek additional financing. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing or divestiture arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: We have initially focused on driving adoption of the GentleWave Procedure among endodontists in the United States and Canada. To drive further adoption of our system, we may increase our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PIs, and to scale our manufacturing operations efficiently. Our gross margin has also been impacted by the reserve of obsolete inventory and the impairment of long-lived assets. We expect to realize operating leverage through increased scale efficiencies as our commercial operations grow. We are undertaking continuous margin improvement programs, including implementing lean manufacturing methods and working with our suppliers to reduce material costs. We have also executed several product design improvements to reduce product cost. In April 2022, we launched CleanFlow PI, which is designed to improve PI's applicability and effectiveness and has had a positive impact on the gross margin profile of our single-use PIs. In the third quarter of 2023, we announced that the CleanFlow PI can be used on anterior teeth and launched the second generation CleanFlow PI, which included an optimized design and enhanced matrix system for better effectiveness and ease of use. We expect CleanFlow PI to substantially replace the legacy PI starting 2024. We anticipate that the combination of these strategies will continue driving margin improvement.
•
Commercial organization: As of September 30, 2023, our sales and customer support team consisted of approximately 79 employees. We intend to continue to make investments in our commercial organization by increasing the number of employees in our commercial organization, as well as by expanding our marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing, except the impairment of long-lived assets disclosed in this Quarterly Report on Form 10-Q .

Listing Notice from the NYSE

In late September 2023, our share price had fallen below the NYSE's listing standard threshold and therefore we received notice of non-compliance from the NYSE. As required by the NYSE, we notified the NYSE of our plan to cure and restore our compliance with the NYSE's continued listing standard no later than our next annual meeting, currently scheduled no later than June 2024. There is no assurance that we will cure and restore our compliance or, if cured and restored, remain in compliance with such requirement or other NYSE continued listing standards in the future.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and may continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, the implementation of cost reduction strategies, the reserve of obsolete inventory and the impairment of long-lived assets. Our software gross margin is generally higher than our product gross margin. As a result of these factors, we expect gross margin may fluctuate from period to period. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel compensation, including stock-based compensation, related to selling, marketing, professional education, administration, finance, information technology, legal, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure and incur additional fees associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses, though it may fluctuate from period to period. However, over time, we expect our SG&A expenses to decrease as a percentage of revenue.

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facilities expenses. We expect our

R&D expenses to moderate in absolute dollars for the foreseeable future as we continue to develop, enhance, and commercialize new products and technologies. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

Impairment of Long-lived Assets

Long-lived assets include definite-lived intangibles, long-lived fixed assets and lease right-of-use assets. An impairment charge of long-lived assets is recognized when an assessment of potential impairment indicates that an asset's carrying amount is not recoverable. The carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

Other Income (Expense), Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan and investment income.

Results of Operations

Comparison of Three and Nine months Ended September 30, 2023 and 2022

The following tables present our results of operations for the three months ended September 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$10,406	$9,846	560	6%
Cost of sales:
Product and software	6,619	7,528	(909)	(12)%
Impairment of long-lived assets	1,341	—	1,341	100%
Total cost of sales	7,960	7,528	432	6%
Gross profit	2,446	2,318	128	6%
Gross margin	24%	24%
Operating expenses:
Selling, general and administrative	13,442	12,586	856	7%
Research and development	3,049	4,328	(1,279)	(30)%
Impairment of long-lived assets	2,051	—	2,051	100%
Total operating expenses	18,542	16,914	1,628	10%
Loss from operations	(16,096)	(14,596)	(1,500)	10%
Other income (expense), net:
Interest and financing costs, net	(884)	(943)	59	(6)%
Loss before income tax expense	(16,980)	(15,539)	(1,441)	9%
Income tax expense	—	—	—	—
Net loss	$(16,980)	$(15,539)	(1,441)	9%

The following table shows our results of operations for the nine months ended September 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$32,173	$29,426	2,747	9%
Cost of sales:
Product and software	23,942	22,276	1,666	7%
Impairment of long-lived assets	1,341	—	1,341	100%
Total cost of sales	25,283	22,276	3,007	13%
Gross profit	6,890	7,150	(260)	(4)%
Gross margin	21%	24%
Operating expenses:
Selling, general and administrative	42,859	37,393	5,466	15%
Research and development	9,841	13,196	(3,355)	(25)%
Impairment of long-lived assets	2,051	—	2,051	100%
Total operating expenses	54,751	50,589	4,162	8%
Loss from operations	(47,861)	(43,439)	(4,422)	10%
Other expense, net:
Interest and financing costs, net	(2,180)	(2,759)	579	(21)%
Loss before income tax expense	(50,041)	(46,198)	(3,843)	8%
Income tax expense	—	—	—	—
Net loss	$(50,041)	$(46,198)	(3,843)	8%

Revenue

The following table shows our breakdown of revenue for the three and nine months ended September 30, 2023 and 2022, together with the dollar and percentage change in those items:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$8,163	$7,795	368	5%
Software revenue	2,243	2,051	192	9%
Total revenue	$10,406	$9,846	560	6%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$25,604	$23,440	2,164	9%
Software revenue	6,569	5,986	583	10%
Total revenue	$32,173	$29,426	2,747	9%

Total revenue increased $0.6 million, or 6%, and $2.7 million, or 9%, for the three months and nine months ended September 30, 2023, respectively, from the comparable periods in the prior year.

Product revenue increased $0.4 million, or 5%, for the three months ended September 30, 2023 compared to the prior year period, which was primarily driven by an increase in the average selling price of PIs of approximately 11%, partially offset by a decrease in PI sales volumes. For the three months ended September 30, 2023, we generated $2.1 million, $5.1 million and $0.9 million from the sale of GentleWave Consoles, PIs and other products, respectively, compared to $2.1 million, $4.8 million and $0.8 million, respectively, for the three months ended September 30, 2022.

Software revenue increased $0.2 million, or 9%, for the three months ended September 30, 2023 compared to the prior year period, which was primarily due to a higher number of customer subscriptions.

Product revenue increased $2.2 million, or 9%, for the nine months ended September 30, 2023 compared to the prior year period, which was primarily driven by an increase in the average selling price of PIs of approximately 12%, as well as an increase in PI sales volumes of approximately 5%, partially offset by a decrease in Consoles sales volume. For the nine months ended September 30, 2023, we generated $6.3 million, $16.4 million, and $2.9 million from the sale of GentleWave Consoles, PIs and other products, respectively, compared to $6.9 million, $13.9 million and $2.6 million, respectively, for the nine months ended September 30, 2022.

Software revenue increased $0.6 million, or 10%, for the nine months ended September 30, 2023 compared to the prior year period, which was primarily due to a higher number of customer subscriptions.

Cost of Sales and Gross Margin

Cost of sales increased $0.4 million, or 6%, for the three months ended September 30, 2023 compared to the prior year period, which was primarily driven by a $1.3 million charge due to impairment of long-lived assets, partially offset by lower costs of CleanFlow PIs on a per unit basis as compared to our legacy PI products, as well as improved operational efficiencies in console service cost. There were no significant changes in the Software segment cost of sales.

Cost of sales increased $3.0 million, or 13%, for the nine months ended September 30, 2023 compared to the prior year period. In addition to the $1.3 million impairment charges, the increase was driven by a $2.9 million charge related to inventory in the second quarter of 2023 due to reduced sales of our legacy GentleWave Console (“Gen 3”) and the phase-out of our molar and pre-molar legacy procedure instruments. These increases were partially offset by lower cost of CleanFlow PIs on per unit basis as compared to our legacy PI products, as well as improved operational efficiencies. There were no significant changes in the Software segment cost of sales.

Gross margin remained relatively flat for the three months and was slightly lower for the nine months ended September 30, 2023 compared to the prior year period, which was primarily due to the aforementioned changes in cost of sales.

Selling, General and Administrative Expenses

SG&A expenses increased $0.9 million or 7%, and $5.5 million, or 15%, for the three and nine months ended September 30, 2023, respectively, from the comparable period in the prior year. For the three months ended September 30, 2023, the increase was primarily driven by higher employee-related compensation and benefit expenses as a result of the expansion of our commercial infrastructure. For the nine months ended September 30, 2023, the increase was attributed to higher salaries and wages, including stock-based compensation, recruiting expenses, and legal fees, as a result of the expansion of our commercial infrastructure and our general and administrative functions. There were no significant changes in selling, general and administrative expenses in the Software segment.

Research and Development Expenses

R&D expenses decreased $1.3 million or 30% for the three months ended September 30, 2023 compared to the prior year period, which was primarily driven by lower spending on product development and outside services in the Product segment.

R&D expenses decreased $3.4 million, or 25%, for the nine months ended September 30, 2023, respectively, from the comparable period in the prior year, which was primarily driven by approximately $2.2 million in lower spending on product development and outside services in the Product segment, as well as a lower headcount.

There were no significant changes in any major components of the R&D expenses in the Software segment as described in the Components of Our Results of Operations above.

Impairment of Long-lived Assets

In the Product segment, for the three and nine months ended September 30, 2023, the Company recognized a total impairment charge of $3.4 million for long-lived assets, of which $1.3 million was recorded in cost of sales and the remainder in operating expenses.

Other Expense, net

Total other expense net for the three and nine months ended September 30, 2023 decreased compared to the prior year periods, mainly due to interest income from our short-term investments.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years.

On September 27, 2022, we completed a private placement (the “Private Placement”), issuing an aggregate of approximately 23.0 million shares of our common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of our common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

As of September 30, 2023, we had cash and cash equivalents and short-term investments of $55.9 million, an accumulated deficit of $419.1 million, and $40.0 million in principal outstanding under our term loan facility. For nine months ended September 30, 2023 and 2022, our net losses from operations were $50.0 million and $46.2 million, respectively, and our net cash used in operating activities was $36.6 million and $46.8 million, respectively.

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (“SVB”) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of September 30, 2023, we held approximately $1.1 million in operating accounts at SVB. Our remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

Funding requirements

We expect that our operating expenses may increase for the foreseeable future as we continue to invest in expanding our sales and marketing infrastructure programs to both drive and support anticipated sales growth and product development. In addition, we expect that our general and administrative expenses may increase for the foreseeable future if we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We may also incur additional expenses if we increase the size of our administrative function to support the growth of our business and operations as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force and expansion of our commercial organization;
•
the impact of the macroeconomic environment, including as a result of inflation and rising interest rates, the war in Ukraine, the war in Israel, or any other pandemic, epidemic or infectious disease outbreak, on our business;
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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations through at least the next 12 months from the date of this Quarterly Report. If the our actual revenue is significantly less than our operating plan, we may fail to satisfy certain financial covenants which would constitute an event of default under the Perceptive Loan Agreement, as amended, which may further cause the lender to terminate its commitments and declare all amounts outstanding under the Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations (see Note 9, “Term Loan,”) of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). If our actual operating expenses significantly exceed our operating plan, we may have to significantly delay or scale back our operations to reduce working capital requirements. Under these circumstances, substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next 12 months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing certain of our commercial efforts, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal year 2023 and beyond.

We have based this estimate on estimates and assumptions that may prove to be wrong, and we may need to utilize additional available capital resources or seek additional financing. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity or debt securities or obtain an additional credit facility. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional capital through collaboration agreements, licensing or divestiture arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Indebtedness

On April 6, 2022, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty (the “Perceptive Loan Agreement”) with Perceptive Credit Holdings III, LP (“Perceptive”). The First Amendment extended the borrowing deadline for the first tranche of $10.0 million of delayed-draw term loans from December 31, 2021 to September 30, 2022, and also extended the borrowing deadline for the second tranche of $10.0 million delayed-draw term loans from March 31, 2022 to September 30, 2023. We borrowed the extended first tranche of $10.0 million in July 2022, receiving net proceeds of $9.9 million, and forfeited the extended tranche on September 30, 2023.

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

For the nine months ended September 30, 2023 and 2022, the interest rate for amounts borrowed under the Perceptive Loan Agreement, as amended, was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Perceptive Loan Agreement, as amended, to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged in the Perceptive Loan Agreement.

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

The Perceptive Loan Agreement, as amended, contains events of default, including, without limitation, upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. The Perceptive Loan Agreement, as amended, includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026. These thresholds progressively increase over time, ranging from $26.4 million for the consecutive 12-month periods ending September 30, 2021 to $95.3 million for the consecutive 12-month periods ending June 30, 2026. Specifically, the minimum revenue thresholds for the consecutive 12-months period ending on September 30, 2024 and December 31, 2024, are $52.0 million and $58.6 million, respectively. Failure to satisfy these covenants would constitute an event of default under the agreement, as amended. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Perceptive Loan Agreement, as amended, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. As of September 30, 2023, we had an aggregate principal balance of $40.0 million outstanding under the Perceptive Loan Agreement, as amended, and were in compliance with all covenants and conditions under such agreement.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in)-:
Operating activities	$(36,557)	$(46,826)
Investing activities	30,979	(37,995)
Financing activities	3	68,692
Net decrease in cash and cash equivalents	$(5,575)	$(16,129)

Operating Activities

Net cash used in operating activities was $36.6 million for the nine months ended September 30, 2023, primarily consisting of a net loss of $50.0 million as adjusted for non-cash items of $10.3 million, as well as a net change in our net operating assets and liabilities of $3.1 million. Non-cash items primarily consisted of $5.8 million in stock-based compensation, $3.4 million impairment of long-lived assets and $3.0 million in depreciation and amortization. Changes in our net operating assets and liabilities year-over-year, were primarily due to a $4.4 million cash receipts of ERC refund and a $4.1 million decrease in inventory due to managing production level, partially offset by increase in accounts receivable, prepaid expenses, accrued compensation and accounts payable attributable to timing of payment.

Net cash used in operating activities was $46.8 million for the nine months ended September 30, 2022, primarily consisting of net loss of $46.2 million as adjusted for non-cash items of $7.3 million, partially offset by a net change in our net operating assets and liabilities of $7.9 million. Non-cash items primarily consisted of $5.1 million in stock-based compensation and $2.4 million in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a $7.1 million increase in inventory held due to higher production and changes in prepaid expenses and other assets, accounts payable, accrued expenses and accrued compensation attributable to timing of payment.

Investing Activities

Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment. Net cash used in investing activities was $38.0 million for the nine months ended September 30, 2022, as a result of purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was immaterial. Net cash provided by financing activities was $68.7 million for the nine months ended September 30, 2022, primarily resulting from net proceeds received from the Private Placement and borrowing under the Perceptive Loan Agreement, as amended.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the revenue generated, and expenses incurred, and related disclosures, during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of our IPO, which closed on November 2, 2021, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, as amended, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of the prior fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company even after we no longer qualify as an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 2, Summary of Accounting Policies and Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. Except as set forth below, there have been no material changes to the risk factors previously described in our 2022 Annual Report on Form 10-K.

We are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE, and as a result, our common stock may be delisted from the NYSE.

Our common stock is currently listed on the NYSE. We may fail to comply with the continued listing requirements of the NYSE, which may result in the delisting of our common stock. The NYSE continued listing requirements require, among other things, that the minimum trading price of our common stock does not fall below $1.00 for 30 consecutive trading days. On September 28, 2023, we were notified that we were not in compliance with this requirement. Under the NYSE’s rules, we have six months following receipt of the notification to regain compliance with the minimum trading price requirement. If we are unable to cure this deficiency within this cure period, the NYSE may initiate procedures to suspend and delist our common stock. We notified the NYSE of our plan to cure and restore our compliance with the NYSE’s continued listing standard no later than our next annual meeting, currently scheduled no later than June 2024. While we plan to review all available options, our common stock share price may not meet the applicable requirements during the cure period, and there can be no assurances that further options to cure the deficiency that we may consider can or will be effectuated as an alternative to proceeding to delisting. Additionally, the NYSE has other continued listing standards that we are at risk of violating. For example, continued declines in our stock price could result in a delisting under the NYSE’s “abnormally low” price level standard, which the NYSE views to be an average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million. There is no available cure for these deficiencies. Currently, our market capitalization is trading below this mandated minimum threshold. On November 6, 2023, our per share trading price closed at $0.27, and we had a market capitalization of approximately $14.7 million.

A delisting of our common stock could negatively impact our company and stockholders, including by reducing the willingness of stockholders to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise additional capital by issuing additional shares of common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

Sonendo, Inc.

Date: November 8, 2023	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: November 8, 2023	By:	/s/ Michael P. Watts
Michael P. Watts
Chief Financial Officer
(principal financial and accounting officer)