Form 10-K
period 2023-12-31
Sonendo, Inc.
filed 2024-03-11
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40988

Sonendo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5041718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26061 Merit Circle, Suite 102 Laguna Hills, CA	92653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 766-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SONX	OTC Markets

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 was approximately $56.5 million, based on the closing price of the shares of common stock on New York Stock Exchange on such date.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 66,778,504 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Annual Report.

You should carefully consider these risks, as well as the additional risks described in other documents we file with the Securities and Exchange Commission (the “SEC”). We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

Summary of Risk Factors

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. You should carefully consider the risks discussed in this Annual Report under the section titled “Risk Factors.” These risks include, among others, the following:

•
We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•
Our common stock has been suspended from trading on the NYSE and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock.
•
Our revenue is primarily generated from sales of our GentleWave Console and the accompanying single-use procedure instruments (“PIs”) and, until recently, the TDO software segment and we are therefore highly dependent on the success of our remaining offerings.
•
Our future operating results may be difficult to predict and could fall below expectations or any guidance we may provide.
•
The terms of our credit agreement contain operating and financial covenants and place restrictions on our operating and financial flexibility.
•
We need additional funding to finance our planned operations, and may not be able to raise capital when needed.

1

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
•
Our internal computer systems or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.
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
•
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

The GentleWave System is a Class II device and has received 510(k) clearance from the United States Food and Drug Administration (the “FDA”) for preparing, cleaning, and irrigating teeth indicated for root canal therapy (“RCT”). Our initial focus is on leveraging the GentleWave System to transform RCT by addressing the limitations of conventional methods. The key components of our GentleWave System are a sophisticated and mobile console and pre-packaged, sterilized, single-use procedure instruments (“PIs”). The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio directed to the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2023, we held 162 issued patents and there were 64 pending patent applications that include device, design, system and method claims.

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
•
Simple to use technology.
•
Low risk of cross-contamination.
•
Practice differentiating technology

Our business is operated through two segments, Product and Software. Our Product segment includes the sales of the GentleWave System console and related accessories and instruments. Our Software segment, which was divested in March 2024, included the sales of our traditional software licenses for practice management software to enable an integrated digital office for endodontists.

As of December 31, 2023, we had an installed base of approximately 1,134 GentleWave Systems that had performed a milestone of more than one million GentleWave patient procedures since commercialization. We generated revenue of $43.9 million and incurred a net loss of $60.9 million for the year ended December 31, 2023 compared to revenue of $41.7 million and a net loss of $57.1 million for the year ended December 31, 2022. As of December 31, 2023, our accumulated deficit was $430.0 million.

Milestones Achieved in 2023

Since the commercialization of our current technology in 2017, we have been focusing on establishing the GentleWave Procedure as the standard of care for RCT. We achieved the following major milestones in 2023:

•
We launched the second generation of our CleanFlow PI ("CleanFlow G2"), which includes an optimized design and enhanced matrix system, for heightened efficacy and ease of use when performing the GentleWave Procedure, further simplifying the root canal treatment process for clinicians and

4

improving the overall patient experience. CleanFlow G2 allows doctors to use one procedure instrument for all teeth. As of December 31, 2023, the CleanFlow PI has substantially replaced existing PIs, creating a more efficient platform.
•
With the launch of GentleWave G4 in late 2022, we have now discontinued the sale of the legacy GentleWave Gen3 system. We assemble the G4 console in-house, which has improved our gross margin and operating leverage. We will continue to support service and warranty of both G4 and Gen 3 systems with our in-house teams.
•
As of December 31, 2023, with thanks to our dedicated community of GentleWave doctors, over 1.3 million patients have now been treated with the GentleWave Procedure since commercialization.

Recent Development

On March 1, 2024, we divested our software segment by selling substantially all the assets and liabilities of TDO Software, Inc, our wholly owned subsidiary, to Valsoft Corporation Inc., a Quebec corporation, and Aspire USA LLC, a Delaware limited liability company and affiliate of Valsoft (collectively “Valsoft”) for approximately $16.0 million, with $15.0 million received upon closing and the balance due in approximately 12 months.

In connection with this transaction, on March 1, 2024, we amended our term loan with Perceptive Credit Holdings III, LP, pursuant to which, we made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Certain covenants included in the term loan were also amended. See the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” and the section Financial Statements and Supplementary Data —Note 9 and Note 13 for more discussion.

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
•
Compelling and growing body of clinical and real-world evidence. The clinical benefits delivered by our GentleWave System have been demonstrated across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and in real-world, clinical practice, with over 1.3 million patients treated using the GentleWave System as of December 31, 2023. Our robust base of peer-reviewed research and clinical data shows that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. For example, we observed a treatment success rate of 97% for patients treated using the GentleWave System in our PURE study, the results of which were published in the peer-reviewed Journal of Clinical and Experimental Dentistry and Journal of Endodontics. The GentleWave System has also been shown to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Results from a survey of GentleWave users that we performed in 2020 indicated that the number of root canal procedures performed in a single patient visit increased from 57% to 90% following adoption of the GentleWave System. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. We believe our compelling and growing body of clinical data and real-world evidence will continue to serve as a catalyst for driving adoption of our GentleWave System.
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
•
Transformative research and development capabilities and a robust intellectual property portfolio. We have invested significant resources in establishing strong research and development capabilities that are focused on developing simple-to-use solutions. We also have invested significant resources in establishing a broad intellectual property portfolio directed to the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2023, we had 162 issued patents and 64 pending patent applications that include device, design, system and method claims.
•
Recurring revenue business model. We generate revenue primarily from sales of our GentleWave Console and related PIs and accessories. Our PIs are sterilized devices with embedded features that do not allow for reuse. Our business model of selling capital equipment that generates corresponding recurring utilization is designed to provide a stream of predictable, recurring revenue.

Our Growth Strategies

Our mission statement is “Saving Teeth, Improving Lives.” Our goal is to establish the GentleWave Procedure as the standard of care for tooth decay, with an initial focus on transforming RCT. The key elements of our growth strategy are:

•
Execute Our Commercial Strategy in the United States and Canada.
o
Grow GentleWave install base by increasing awareness and education among dental practitioners and increasing our team of capital sales representatives. We have focused on driving adoption of the GentleWave Procedure among endodontists. To drive further adoption of our system, we will continue to utilize our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. To facilitate the efforts of our capital sales team, we will strive to increase awareness of the GentleWave Procedure among dental practitioners and their patients by communicating the benefits of our system through various marketing and educational initiatives, including publications and podium presentations at various industry conferences and scientific forums, organizing peer-to-peer dialogue and educational events and leveraging our strong network of supportive key opinion leaders.
o
Increase utilization of our GentleWave System by partnering with clinicians and increasing awareness among dental practitioners and patients. We strive to increase awareness of the GentleWave Procedure among dental practitioners and, in select markets where we establish a large installed base, directly with patients through various targeted direct-to-patient marketing initiatives, showcasing the benefits and points of difference of the GentleWave Procedure from conventional RCT. We believe that once patients become aware of the GentleWave Procedure, they will seek the GentleWave Procedure over conventional RCT. We believe these initiatives will drive a greater volume of root canal procedures to dental practitioners who offer the GentleWave Procedure, thereby increasing utilization of our system.
•
Reduce product costs and improve production efficiency. We expect to realize operating leverage through increased scale efficiencies as our commercial operations expand. We are continuously driving gross margin improvement initiatives, such as improving product design, implementing lean manufacturing methods and collaborating with suppliers to curtail material costs.
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

In addition to our GentleWave Console and single-use PIs, we also offer ancillary products, such as SoundSeal and our Sonendo-branded liquid solution of ethylenediaminetetraacetic acid (“EDTA”). SoundSeal is a material used during the GentleWave Procedure to build and create a sealing platform on the top of the crown, which facilitates an airtight seal between the PI and the tooth. Our company-branded EDTA is used during the GentleWave Procedure to help debride and disinfect the root canal system, and is introduced and circulated throughout the root canal system via the GentleWave System.

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

The table below summarizes description of our products:

Product	Image	Description
GentleWave G4		Our current generation console designed for optimized performance, refined for a simplified workflow and enhanced for an elevated experience.
CleanFlow Procedure Instrument		Designed to work with all GentleWave system. Enables a simpler workflow as compared to earlier PIs and helps create a better patient experience.

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

GentleWave Consoles

Our GentleWave G4 consoles are designed to prepare and deliver procedure fluids into the PI via a high-pressure hose. The consoles include fluid containers, electronics, software, corrosion-resistant tubes, a high-pressure pump, sensors, valves and a waste canister. The consoles are controlled by advanced software and operated via an intuitive touchscreen interface that simplifies procedure setup and treatment delivery. The consoles also collect the waste fluids delivered from the PI via a low-pressure evacuation tube. The consoles feature an integrated RFID reader, which reads the RFID tag inside the PI and verifies that the correct PI is being used while also preventing re-use. The consoles are enabled with wireless connectivity capabilities that allow for automatic software updates, remote monitoring of the system to ensure reliability and real-time tracking of system utilization.

We have phased out our legacy GentleWave Consoles in 2023, but will continue support and service our installed base.

GentleWave Procedure Instruments

The PI is a pre-packaged, sterilized, single-use instrument connected to the console via a high-pressure hose that delivers optimized fluids from the console to the end of the PI.

We launched the CleanFlow PI in April 2022. In August 2023, we received CleanFlow's FDA clearance to include anterior teeth. CleanFlow PI is now our leading PI and we have phased out the legacy PI designed for molar teeth (a “Molar PI”), anteriors and premolars (an “APM PI”) in early 2024. The CleanFlow PI utilizes the same mechanism of action as our legacy PIs, but has been improved so that no components of the PI enter the tooth, regardless of tooth type. We believe the CleanFlow PI will transform the way root canal procedures are performed by cleaning the inside of the tooth from outside the tooth through the endodontic access opening, and will further simplify the GentleWave Procedure, expand our indications for use, improve user experience and enable clinicians to preserve even more tooth structure.

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

Peer-Reviewed Research and Clinical Studies

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been observed in-vivo and in-vitro across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and by real-world, clinical practice, with over one million patients treated using the GentleWave System as of December 31, 2023. Our robust base of research and clinical data supports our belief that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. In addition, the GentleWave System has been observed to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Other than the SUPREME study referred to below, we do not believe any studies were powered for statistical significance, which we believe is common in the field of endodontic and dental research.

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

Healing Rates after Endodontic Treatment Using the GentleWave System

In 2013, we conducted a prospective, multi-center, non-significant risk clinical study to assess the long-term performance of the GentleWave System (the “PURE study”), which evaluated healing rates for molars 12 months after root canal treatment. The study also included data evaluating healing rates at six months after treatment. Six-month results were published in the Journal of Clinical and Experimental Dentistry in 2016 and 12-month results were published in the Journal of Endodontics in 2016.

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

Healing Rates of Periapical Lesions after Endodontic Treatment Using the GentleWave System

A study was published in the Journal of Endodontics in 2018 that included data from the PURE study and another prospective, multi-center study conducted in 2015 comparing healing after treatment with the GentleWave System as compared to a traditional root canal therapy literature control (the “SUPREME study”). The published study evaluated healing rates for molars with significant periapical lesions 12 months after root canal treatment using the GentleWave System.

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

Sales and Marketing

Our commercial strategy and sales model focuses on facilitating adoption of our GentleWave System by increasing our installed base of consoles and maximizing procedural instrument revenue through increased utilization of our GentleWave Systems. As of December 31, 2023, our sales and marketing team consisted of approximately 61 employees working collaboratively across a range of clinician facing roles to support an installed base of approximately 1,134 GentleWave Systems. We have structured our sales and clinician support team with specialized roles, including 22 capital sales representatives, 17 consumable sales representatives, 13 field service engineers and nine marketing team members.

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

Our clinical training specialists are dedicated to clinician training and continuing education, often within larger group practices, and universities. Our clinical training specialists train and onboard new accounts and provide continuing education and practice support for existing accounts. They play an important role in supporting our sales organization to enable increased confidence and utilization.

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

We use a combination of internally manufactured and externally-sourced components to produce our GentleWave System. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. Our GentleWave Console includes a number of components, including high pressure lines, high pressure pumps, fluid temperature control systems, degassing components and user interface control systems, most of which we source externally from third party suppliers. For certain of these components, there are relatively few alternative sources of supply. We seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers and actively managing lead times and inventory levels of sourced components. In addition, particularly as we expand our business and sales, we are continuously reviewing sources and approving alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. Finished single-use PIs are sterilized at one of two qualified suppliers. The manufacture of our ancillary products, including our branded EDTA solution and SoundSeal Material, is outsourced to a contract manufacturer. For a discussion of associated risks, see Part I, Item 1A, Risk Factors – “We depend upon third-party suppliers, including contract manufacturers and single and sole source suppliers, making us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations."

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

We have more than 200 active patents and patent applications worldwide and have many patent applications in process. We continually seek additional U.S. and international patents directed to our technology. Our pending patent and trademark applications may not result in issued patents or registered trademarks, and we cannot assure you that any current or subsequently issued patents or registered trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party.

As of December 31, 2023, we had 36 U.S. patents, which are expected to expire between February 9, 2027 and July 17, 2041, and there were 25 pending U.S. patent applications. As of December 31, 2023, we had 126 total issued foreign patents, which include issued foreign utility patents with anticipated expiration dates ranging from 2027 to 2035, and 39 total pending foreign patent applications.

As of December 31, 2023, our patent portfolio included 17 U.S. patents, 11 pending U.S. patent applications, 79 foreign patents, 22 pending foreign patent applications that relate to our GentleWave Console and PIs. These patents and patent applications belong to patent families relating to the following technology areas:

•
Three utility-type patent families directed to procedure instruments with pressure wave generators and to the use of such instruments for dental procedures, the patents and patent applications (if issued) in these three patent families have anticipated expiration dates ranging from 2027 to 2031;
•
Five utility-type patent families directed to pressure waves and irrigational flow for dental procedures, the patents in these five patent families have anticipated expiration dates ranging from 2033 to 2035, and the patent applications in these four patent families—if issued—would have anticipated expiration dates ranging from 2033 to 2041;
•
Four design-type patent families directed to designs for a procedure instrument and console, the patents and patent applications (if issued) in these four patent families have anticipated expiration dates ranging from 2029 to at least 2039; and
•
One utility-type patent family directed to other aspects of our GentleWave products, including console features such as security, authentication, and fluid management, the patents and patent applications (if issued) in this patent family have anticipated expiration dates in 2034.

The term of any individual patent depends on the relevant laws and regulations in the country in which it is granted. In most countries, including the United States, the patent term for a nonprovisional patent is generally 20 years from the filing date of the earliest filed nonprovisional patent application to which priority is claimed.

As of December 31, 2023, we owned 130 registered trademarks and 34 pending trademark applications worldwide, including trademark registrations for “Sonendo” and “GentleWave” in the United States and other countries.

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

We are committed to protecting our intellectual property and any future application of our intellectual property and investments in innovation. For example, in January 2023, our wholly-owned subsidiary, PIPStek LLC, filed a patent infringement lawsuit against BIOLASE, Inc. in the U.S. District Court for the District of Delaware. In the lawsuit, PIPStek asserts infringement of three of its U.S. patents by BIOLASE's Waterlase laser. Trial is currently scheduled for May 2025.

Our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes and product design, are important in maintaining our proprietary product lines. As a condition of employment, we require employees and key contractors to execute an agreement obligating them to maintain the confidentiality of our proprietary information and assign to us inventions and other intellectual property created during their employment or engagement. See “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, our GentleWave device is subject to regulation as a medical device in the United States under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising for certain devices, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.

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

In September 2023, FDA issued a draft guidance document – Best Practices for Selecting a Predicate Device to Support a Premarket Notification [510(k)] Submission. FDA outlined recommended practices when selecting predicate devices, including selecting a predicate device that was cleared using well-established methods (e.g., voluntary consensus standard, FDA guidance document, and others), considering the predicate device’s history relating to reported adverse events, malfunctions, or deaths, ensuring that the predicate device does not have unmitigated use- or design-related safety issues, and selecting a predicate device that has not been subject to a design-related recall, among others.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include but are not limited to:

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

Manufacturing processes for medical devices and accessories are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations, adverse inspection or audit reports such as Form 483 Notices of Inspectional Observations, warning letters, untitled letters, recall, market withdrawal, or seizure of marketed products, or other enforcement actions by the FDA or other regulatory agencies. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. On January 31, 2024, the FDA issued a final rule that is intended to amend the QSR requirements to align more closely with the ISO 13485:2016 standard. The new set of regulations will become effective on February 2, 2026. While the ISO 13485:2016 and the FDA’s previous QSR requirements are similar, there are certain differences that remain, and we will need to review our quality systems to ensure compliance with the new regulations. The FDA may also make additional changes to the requirements in the future.

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

Regulation of Medical Devices in the European Union

In the European Union, (“EU”), until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law.

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

Compliance with the general safety and performance requirements is a prerequisite for European Conformity Marking (“CE-Mark”), without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer's quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a CE marking certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the CE Mark, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant CE marking certificate(s) or in case of substantial changes to the device or quality system.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (the “FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada (“HC”). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License. Higher classification risk devices (Class III and IV) require filing dossiers that resemble U.S. 510(k) applications. These applications can range in cost and typically take longer for approval. Our Canadian medical device license (#101958) was issued in 2018 and, as a holder of such a license, we are subject to inspection by HC and must maintain a valid Medical Device Single Audit Program (“MDSAP”) certificate. We were issued a MDSAP certificate by DQS Medizinprodukte GmbH in June 2020 and it remains valid through June 2023. We plan to renew the certificate before it expires.

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

The Federal False Claims Act (the “FCA”) prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The federal FCA further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.

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

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively “HIPAA”) also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals, and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

U.S. Coverage and Reimbursement

Our customers are typically reimbursed, in part, for the cost of our products by third party payors or are otherwise paid directly by patients in connection with procedures performed. In the United States, approximately 50% of adults aged 18 to 64 with private health insurance have dental care coverage. Dental practitioners bill for the procedures using the applicable Code on Dental Procedures and Nomenclature (“CDT”) established by the American Dental Association. Reimbursement rates vary by payor, however, based on the procedure performed and are unrelated to the costs actually incurred by the dental practitioner in that procedure. We believe that the reimbursement rates for RCT have remained stable and generally cover dental practitioners for the cost of the GentleWave Procedure under existing billing codes. Where patients are uninsured and are not otherwise covered by a third party payor, these patients are expected to pay their respective dental practitioner out-of-pocket for their RCT.

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

U.S. Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. President Biden has issued executive orders instructing certain governmental agencies to review their existing policies or practices to identify ways to expand the availability of affordable health coverage, to improve the quality of coverage, to strengthen benefits, and to help more Americans enroll in quality health coverage. It is unclear how these and other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact post-market regulation, the ACA or our business.

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

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and the EU General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Human Capital Resources and Employees

We employ a growing and highly-skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees.

As of December 31, 2023, we had 216 employees (including 200 full-time employees). Employee turnover has not had a material impact on our operations. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We have incurred significant net losses in each reporting period since our inception and expect to continue to incur net losses for the foreseeable future. For the years ended December 31, 2023 and 2022, we had net losses of $60.9 million and $57.1 million, respectively. Prior to our initial public offering (the “IPO”), we financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock in private placements, indebtedness, including our credit agreement and, to a lesser extent, product and software revenue from sales of our GentleWave System and TDO software business. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and software, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing clearance or approval, and infrastructure improvements.

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

Our common stock has been suspended from trading on the NYSE and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock.

On November 15, 2023, we received notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE’s Listed Company Manual (“Section 802.01B”) because the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million.On November 21, 2023, we received a notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B because we failed to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15,000,000 under Section 802.01B. Accordingly, the NYSE commenced proceedings to delist the Common Stock. Trading of our common stock suspended on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. While the Company has appealed this decision in accordance with NYSE rules, and the appeal is still in process, there can be no assurance that an appeal will be successful. In the meantime, the Company’s common stock is currently trading on the OTCQX, operated by the OTC Markets Group, Inc., under the symbols “SONX”. The over-the-counter markets are a more limited market than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock.The suspension of trading and potential delisting of our common stock could have material adverse effects on our business, financial condition and results of operations due to, among other things:

•
reduced trading liquidity and market prices for our common and preferred stock ;
•
decreased number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing;
•
resulting event of default or noncompliance under certain of our debt facilities and other agreements; and
•
reduced ability to retain, attract and motivate our directors, officers and employees by means of equity compensation.

If we are unsuccessful in our appeal, the NYSE will apply to the SEC to delist our common stock upon completion of all applicable procedures. Delisting our common stock from the NYSE may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

Our revenue is primarily generated from sales of our GentleWave Console and the accompanying single-use PIs and, until recently, the TDO software segment, and our business, financial condition and results of operations are therefore highly dependent on the success of our remaining offerings.

To date, substantially all of our revenue has been derived from sales of our GentleWave Console and the accompanying single-use PIs, as well as our TDO software. On March 1, 2024, we divested our software segment by selling substantially all assets and liabilities of TDO Software, Inc. Our GentleWave Console and the accompanying single-use PIs are used to deliver the GentleWave Procedure. We began scaled commercialization of our current suite of products in the United States in 2017 and dental practitioner awareness of, and experience with, our products has been and is currently limited. As a result, our products currently have limited product and brand recognition within the dental industry as an alternative to the conventional methods of performing RCT. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.

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
▪
disruptions to our business and operations or to the business and operations of our suppliers and other third parties with whom we conduct business;
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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results and may decrease the value of our common stock. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could deviate materially from our expectations and our business could suffer.

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

As a result of the divestiture of our TDO software segment, we lost a substantial source of our revenues.

Our TDO software segment represented 21% and 20% of total revenues for fiscal years ended December 31, 2023 and 2022, respectively. By divesting our TDO software segment, we will no longer have the assets that generated these revenues and, unless we are able to increase our revenues through organic growth or acquisitions, our revenues following the disposition will be lower than they have been for these historical periods.

The divestiture of our TDO software segment may cause potential customers to be less likely to commit to purchases of GentleWave Console.

Our TDO practice management software is designed to improve practice workflow and seamlessly integrate with the GentleWave System. As a result of the divestiture of our TDO software segment and that the TDO software will be operated by a third party, potential customers may be less likely to commit to purchases of our GentleWave System.

The recent divestiture of our TDO software segment may disrupt our business or result in costs that could have a material adverse effect on our financial condition and results of operations.

The recent divestiture of our TDO software segment may disrupt our other business segments and divert management’s attention away from our continuing operations. We have incurred expenses in connection with our divestiture of this business segment, which could materially adversely affect our financial condition or results of operations.

The terms of our credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.

As of December 31, 2023, there was $40.0 million of outstanding principal under our amended and restated credit agreement with Perceptive Credit Holdings III, LP. Our indebtedness under this agreement is secured by substantially all of our assets. See the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The amended and restated credit agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, related to, among others, limitations on the incurrence of additional debt, liens and other encumbrances on property, fundamental changes and acquisitions, including mergers, consolidations and liquidations, changes to our type of business, use of cash and investment activities, dividends and other payments in respect of our capital stock, payments and prepayments of certain debt, changes in our fiscal year, sales of assets transactions with affiliates, licensing arrangements, modifications to material agreements and foundational documents, sale and leaseback arrangements and handling of hazardous materials. The amended and restated credit agreement also includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until June 30, 2026. See Note 9 to the consolidated financial statements for details.

Failure to satisfy these financial covenants would constitute an event of default under the agreement. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.

The amended and restated credit agreement also contains customary events of default. If we fail to comply with our affirmative and restrictive covenants, including the financial covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to terminate its commitments and declare all amounts outstanding under the agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. In addition, our lender would have the right to proceed against the assets we provided as collateral. If the debt under the amended and restated credit agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. There is a material uncertainty that raise substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business.

On March 1, 2024, we entered to Amendment No. 3 to the amended and restated credit agreement. Pursuant to this amendment, we made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO software assets. We may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

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

As of December 31, 2023, we had cash and cash equivalents and short-term investments of $46.8 million, an accumulated deficit of $430.0 million and a $40 million outstanding principle under our term loan facility, of which $24.9 million will be repaid by the end of 2024. There is a material uncertainty that raise substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business.

We require additional capital in the future for our planned operations. To the extent additional capital is necessary, there are no assurances that we will be able to raise additional capital on favorable terms or at all, and therefore we may not be able to execute our business plan. Our future funding requirements will depend on many factors, including:

▪
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
▪
the scope and timing of investment in our sales force;
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
▪
the rate at which we expand internationally;
▪
our ability to raise additional funds to finance our operations;
▪
debt service requirements; and
▪
the cost associated with being a public company.

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

Risks Related to Our Business and Industry

The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners, and failure to achieve or maintain market acceptance and/or market share could materially and adversely affect our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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
▪
concerns relating to adverse events that are reported with the use of the GentleWave System;
▪
lack of availability of adequate third-party payor coverage or reimbursement;
▪
pricing pressure, including from Dental Service Organizations;
▪
competitive response and negative selling efforts from providers of alternative treatments; and
▪
limitations or warnings contained in the labeling cleared or approved by the FDA, or approved or certified by other authorities or bodies.

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

The continuing acceptance of our products depends upon maintaining strong working relationships with our existing clinician and dental customers, and if we cannot maintain strong working relationships with these professionals, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations.

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

Currently, we are focused on leveraging our GentleWave System to transform conventional methods of performing RCT, which we believe are antiquated. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. For example, any decline in the amount that third-party payors reimburse clinicians for our products could make it difficult for them to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. Additionally, some parts of the dental market continue to be impacted by price competition which are driven in part by the consolidation of dental practices, innovation and product advancements, and the price sensitivity of consumers and patients. We will continue to be subject to significant pricing pressure, which could negatively affect our business, financial condition and results of operations.

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

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements, such as the FDA’s quality system regulations, and managing manufacturing costs in our current manufacturing facility or any future manufacturing facilities. We have a sole manufacturing facility located in Laguna Hills, California, where we manufacture, assemble, test, package and ship our products. We currently assemble all of our GentleWave Console and single-use PIs at this one facility, and we do not have additional facilities. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business, financial condition and results of operations.

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

Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of components or materials going forward. In the event that any adverse developments occur with our suppliers, in particular for those components that are single or sole sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our products may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time and resource- consuming and costly. Also, there can be no assurance that we will be able to secure a supply of alternative components at reasonable prices without experiencing interruptions in our business operations. In addition, quarantines, shelter-in-place and similar government orders related to infectious disease outbreaks, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact the suppliers upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products.

Our dependence on third-parties subjects us to a number of additional risks that could impact our ability to manufacture our products and harm our business, including:

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

We currently warrant each GentleWave System against defects in materials and workmanship primarily for a period of 12 months from receipt of our product by a customer. We also expect to provide technical and other services beyond the warranty period pursuant to a supplemental service plan that we sell for our GentleWave System. We have a limited history of commercial placements from which to judge our rate of warranty claims, and we expect that the number of warranty claims we receive may increase as we scale our operations and as our existing commercial placements age. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional operating expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve the level of market acceptance that we are targeting in order to achieve and maintain profitability. Unforeseen warranty exposure could negatively impact our business and financial results.

We need to ensure strong product performance and reliability to maintain and grow our business, otherwise our business, financial condition and results of operations will suffer.

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

Our internal computer systems or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.

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

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. Our software sold may contain errors or vulnerabilities. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our existing or new software could result in negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm our business and results of operation.

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

A significant portion of our employee base, and our research and development, manufacturing and administrative facility and infrastructure are centralized in Southern California. We do not currently have additional operational facilities. Should our facility be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, public health emergencies such as infectious disease outbreaks, power outages and other infrastructure failures, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing capabilities would cease or be delayed and our products may be unavailable. To the extent any additional facilities are available and operational at the time of such events, transitioning manufacturing capacity to offset the loss of our manufacturing facility in Laguna Hills may not be possible or may not be cost effective. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems may require regulatory review and approval of the new facility prior to commencing full-scale production and commercialization. Because of the time required to register and/or authorize manufacturing in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event that we lose our manufacturing capacity. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. The inability to perform our research and development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause dental practitioners to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such dental practitioners in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

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
▪
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
▪
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, including our chief executive officer, Bjarne Bergheim, and other key personnel. The chief operating officer and the chief commercial officer departed in 2023, and the chief financial officer resigned in March 2024.Their positions were replaced by new roles to continue to focus on operational improvement, innovation and commercial strategy. In addition, a director of our board resigned in March 2024. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future earnings. Any new taxes could adversely affect our domestic and international business operations, and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly on a retroactive basis.

Our ability to utilize our net operating loss carryforwards and research and development credit carryforwards may be limited.

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $361.2 million and $205.1 million, respectively, and U.S. federal and state research and development credit carryforwards of $4.1 million and $4.6 million, respectively. Certain federal NOLs incurred in taxable years beginning before December 31, 2018, and certain state NOLs will begin to expire in the calendar year 2026, unless previously utilized. In addition, certain federal research and development credit carryforwards will begin to expire in the calendar year 2032. NOL carryforwards and research and development credit carryforwards subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities, as applicable. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs to offset taxable income in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. For state income tax purposes, the extent to which states will conform to federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California State NOLs and tax credits in tax years beginning after 2019 and before 2022.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change by value in its equity ownership by certain stockholders (or groups of stockholders) over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards and its pre-change research and development credit carryforwards (and certain other tax attributes) to offset post- change taxable income or income tax liabilities, as applicable. Similar rules may apply under state tax laws. Although we have not completed a formal analysis as to whether past ownership changes have resulted in limitations on our use of our NOL carryforwards and research and development credit carryforwards under Sections 382 and 383 of the Code, we expect our IPO in November 2021 and private placement in September 2022 to trigger an ownership change and result in such limitations going forward. In addition, future changes in our stock ownership, some of which might be beyond our control, could also result in ownership changes under Sections 382 and 383 of the Code. For the foregoing reasons, we may not be able to utilize a material portion of our NOL carryforwards or research and development credit carryforwards, even if we attain profitability.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. Such regulations, and interpretations thereof, may limit our ability to market our products. Further, the FDA, foreign regulatory agencies and U.S. state agencies have broad enforcement powers, and our failure to comply with state, federal and international regulations could lead to the clearance or approvals, product recalls, safety alerts, termination of distribution, product seizures, consent decrees, civil penalties, import detention, import refusal, or placement on FDA’s Import Alerts. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive in most cases either clearance under Section 510(k) of the FDCA, or approval of a pre-market approval application (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that has been reclassified from Class III to Class II or I, or a device that was granted marketing authorization through the De Novo classification process that is not exempt from the premarket notification requirement. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining a PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. To date, our products have received marketing authorization pursuant to the 510(k) clearance process.

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

The process of obtaining and maintaining regulatory clearances, approvals or certifications to market a medical device in the United States and other countries can be costly and time-consuming, and we may not be able to obtain or maintain these clearances, approvals or certifications on a timely basis, if at all. In addition, regulations regarding the development, manufacturing and sale of our products are subject to change. For example, in December 2022, the FDA received a new authority under the Consolidated Appropriations Act, which allows FDA to require certain applicants that submit applications for 510(k), PMA, De Novo classification, or Humanitarian Device Exemption (HDE), among others, to provide the FDA with information that demonstrates the subject device’s compliance with the FDCA’s requirements relating to cybersecurity. The FDA may refuse to accept an application if such information is not submitted to the agency. In addition, the same law requires sponsors for drugs and devices to submit diversity action plans to increase the enrollment of subjects from underrepresented ethnic and racial groups. The diversity action plans must explain the sponsor’s goals for enrollment, the rationale for the enrollment goals, and how the sponsor intends to achieve them.

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
▪
our failure to follow and comply with the applicable current Good Clinical Practice (“GCP”) requirements, including but not limited to obtaining informed consents, Investigational Device Exemption approvals, and receiving an IRB’s approval for the clinical trial;

▪
our inability to comply with the new legal and regulatory requirements, including but not limited to requirements relating to cybersecurity and clinical trial diversity action plans;
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

To the extent we intend to sell our products in member states of the EU, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

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

From time to time, legislation is drafted and introduced in the legislative bodies of the countries in which we sell or intend to sell our products to revise the process for regulatory approval, clearance, authorization, certification, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA, EU and other applicable foreign regulations and guidance are often revised or reinterpreted by the applicable competent authority in ways that may significantly affect our business and our products. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. In September 2023, FDA issued a draft guidance document – Best Practices for Selecting a Predicate Device to Support a Premarket Notification [510(k)] Submission. FDA outlined recommended practices when selecting predicate devices, including selecting a predicate device that was cleared using well-established methods (e.g., voluntary consensus standard, FDA guidance document, and others), considering the predicate device’s history relating to reported adverse events, malfunctions, or deaths, ensuring that the predicate device does not have unmitigated use- or design-related safety issues, and selecting a predicate device that has not been subject to a design-related recall, among others. The FDA may continue to issue new policies, or Congress may enact new legislations that make it more difficult for devices to be cleared through the 510(k) pathway. This may prevent our products from receiving the 510(k) clearance, subject the products to more difficult regulatory routes, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

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

Following the end of the Brexit transitional period on January 1, 2021, the rules for placing medical devices on the UK market differ from those in the EU. To the extent we intend to sell our products on the UK market, our products must comply with the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the pre-existing EU Medical Devices Directive. Compliance with the UK Medical Devices Regulations 2002 is a prerequisite to be able to affix the UK Conformity Assessed (“UKCA”) mark to our products, without which they cannot be sold or marketed in the UK, although manufacturers can continue to place CE-marked medical devices on the UK market during a transitional period. The UK government and the UK’s Medicines and Healthcare products Regulatory Agency (MHRA) are currently seeking to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The new UK medical devices regime is expected to come into force in July 2025.

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

▪
difficulties in achieving the goals for diversity in clinical trial enrollment;
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
▪
supply chain shortages brought on by public health crises may disrupt or stop the supply of the products that we require for clinical trials;
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

Moreover, conducting successful clinical studies will require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the availability of diverse clinical trial population, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical trial sites, the availability of patients meeting the eligibility and exclusion criteria for participation in the clinical trial and patient compliance with the trial protocol. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the performance of our products, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to the products being tested.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and/or other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice (“cGMP”) requirements and other regulations. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR requirements through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

On January 31, 2024, the FDA issued a final rule that is intended to amend the QSR requirements to align more closely with the ISO 13485:2016 standard. The new set of regulations will become effective on February 2, 2026. While the ISO 13485:2016 and the FDA’s previous QSR requirements are similar, there are certain differences that remain, and compliance with ISO 13485:2016 does not necessarily ensure compliance with FDA’s amended requirements. We will need to review our quality systems and procedures to ensure compliance with the new regulations. The FDA may also make additional changes to the requirements in the future, which may make compliance more difficult or costly.

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

Under certain circumstances, the FDA has the authority to require a recall of medical devices if it determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death. Similar foreign governmental authorities, such as Health Canada and the authorities of the EU member states, also have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Moreover, notified bodies have the power to suspend, vary or withdraw our certifications in such circumstances. Manufacturers may, on their own initiative, recall a product if any material deficiency in a device is found or conduct a market withdrawal such as the correction or removal of a device to reduce a risk to health posed by the device, to remedy a minor violation of law or even if no violation of law has occurred. A government-mandated or voluntary recall by us or one of our importers or distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, manufacturing errors, other problems with design or labeling, packaging defects or other deficiencies or failures to comply with applicable regulations.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA, other applicable foreign regulatory authorities or notified bodies may require, or we may decide, that we will need to obtain new approvals, clearances, or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled or withdrawn products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters, untitled letters, product seizure, injunctions, administrative penalties, civil or criminal fines, or other enforcement actions. Companies often are required to maintain certain records of recalls and withdrawals, even if they are not reportable to the applicable regulatory authority. We may initiate voluntary withdrawals for our products in the future that we determine do not require notification of the FDA or other applicable foreign regulatory authorities. If such regulatory authority disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action.

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

We do not have the ability to independently conduct all of our clinical trials for our products without the participation of third parties. In the event that clinical trials are needed for future product clearance or approval, we will need to rely on third parties such as medical institutions and clinical investigators to conduct such trials. If these third parties do not successfully carry out their contractual duties or comply with regulatory obligations, including GCPs, or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. In the event of such extensions, delays, suspensions or terminations, we may not be able to obtain regulatory clearance, approval or other required regulatory authorizations or certifications for, or successfully commercialize, our products on a timely basis, if at all, and our business, financial condition and results of operations may be adversely affected.

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

We may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations that govern the collection, processing, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information (“PHI”) for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered by the FTC as sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell” link, and timely and efficiently comply by opt-out requests. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah. For example, the Virginia Consumer Data Protection Act took effect on January 1, 2023. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase compliance costs and adversely affect our business.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (the "CJEU”) in the so-called Schrems II decision. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional technical, organizational and contractual supplementary measures may need to be put in place. The nature and examples of what these supplementary measures could include since Schrems II was further discussed by the European Data Protection Board in Recommendations 01/2020 on measures that supplement transfer tools to ensure compliance with the EU level of protection of personal data adopted on June 18, 2021. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer of personal data. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. As the timeframe for the migration of the revised clauses has now passed, and to the extent necessary, we have implemented the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. However, with no further guidance from the European Commission, it is prudent for us to continue to rely on the revised clauses in such data transfers.

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

Further, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws may impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

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

As of December 31, 2023, our patent portfolio included 162 patents owned by us, including 36 in the United States. As of December 31, 2023, we had 64 pending patent applications globally, including 25 in the United States. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, maintaining, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our products or research and development results before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent is not conclusive as to its inventorship, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, so even if we obtain patents, they may not provide us with adequate proprietary protection or competitive advantage against our competitors with similar products. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology or to prevent competitive technologies. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value or validity of our intellectual property or narrow the scope of our patent protection. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Similarly, interference, derivation, cancellation, and opposition proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine priority with respect to our patents, patent applications, trademarks, or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, post-grant review, derivation, interference, supplemental examination, cancellation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Such challenges may result in loss of exclusivity or ability to make, use, and sell our products without infringing third-party intellectual property rights, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques without payment to us, or limit the duration of the patent protection of our technology. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses or rights could prevent us from using, selling, manufacturing, or importing our products or using product names, which would have a significant adverse impact on our business, financial condition, and results of operations.

Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents, trademarks, or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. Former, current, or future licensees may violate the terms of their licenses and thereby infringe our intellectual property. Competitors may infringe our issued patents, trademarks, or other intellectual property. To counter infringement or unauthorized use by licensees, competitors, or other parties, we may be required to file infringement or misuse claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims or file administrative actions against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Furthermore, even if our patents or trademarks are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market, and an adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition, and results of operations. In addition, although we make efforts to comply with the patent marking provisions of 35 U.S.C. § 287(a), a court may decide that we have not met the requirements of the patent marking statute, which may prevent us from obtaining monetary damages that would otherwise have been due to us if we had complied with the marking statute.

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

The USPTO, United States Copyright Office (“USCO”) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees often must be paid to the USPTO, USCO and foreign agencies over the lifetime of any registered or applied-for intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing or marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. We also have a duty to disclose to the USPTO any prior art known to us that may be material to the patentability of our patents. If we failed to submit any such material prior art, a court or administrative agency may deem one or more of our patents unenforceable. Additionally, certain of our patent applications relate to software inventions. Software-related patents in general are susceptible to validity or patentability challenges before the USPTO or in other judicial or quasi-judicial proceedings for being directed to non-statutory subject matter under 35 U.S.C. § 101.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. A third-party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

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

Due to our failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. We commenced trading on the OTCQX on the same day. We have subsequently appealed the NYSE’s determination. The appeal is still in process and there can be no assurance that an appeal will be successful.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 1, 2024, we had a total of 66,778,504 shares of our common stock outstanding, assuming no exercise of outstanding options. Sales of a substantial number of shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, shares of our common stock issued upon the exercise of options, vesting of restricted stock units and exercise of warrants may also be sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. As of March 1, 2024, we had outstanding warrants to purchase total of 323,284 shares of our common stock at exercise prices ranging from $10.95 per share to $12.0 per share, and outstanding prefunded warrants to purchase total of 31,066,823 shares of our common stock at exercise price of $0.001 per share.

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

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. As of December 31, 2023, there are 31,066,823 pre-funded warrants outstanding, which are exercisable for shares of our common stock at a nominal exercise price. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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
▪
authorizing the issuance of preferred stock that our board of directors could use to implement a stockholder rights plan;
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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses caused by, among other things, political instability, changes in international trade relationships, inflation and rising interest rates and conflicts, such as the war in Ukraine and the Gaza Strip, which could result in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Clinicians and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure

We manage cybersecurity threats as part of our general risk mitigation, evaluation, and oversight processes. We implement our cybersecurity program internally through established policies, standards, and the use of enterprise security services that focus on emerging and ongoing cybersecurity risks. We manage these risks to our employees, customers, stockholders, and business partners through a coordinated and consistent IT risk management process overseen by the Senior Manager, IT who assumes the role of our Chief Information Security Officer (“CISO”).

Our information risk management framework is designed to manage and protect against risks in three broad categories: (i) operational risk; (ii) financial risk; and (iii) safety, environmental, and regulatory risk. We consider and evaluate reputational risk as an element of each of these risk categories.

We conduct regular security and awareness training for all new hires and for current employees. Employees are required to apply risk assessment processes and to professionally assess risks in the course of performing their job duties.

We conduct vulnerability scans of business critical systems on an annual, quarterly, and daily basis. We utilize external third parties to assist in assessing our systems, conduct scans and provide reports based on these scans and we address vulnerabilities as they are identified. We generally review current and prospective third party service providers for cybersecurity risks.

Management, under the supervision of our Chief Information Security Officer (CISO), is directly responsible for assessing and managing cybersecurity risks and otherwise implementing our cybersecurity program, which includes our Incident Response Policy and Incident Response Procedure. The CISO reports directly to our Chief Executive Officer. Our CISO has over ten years of IT experience and nine years of significant experience managing cybersecurity threats across our industry. The CISO may call upon business and legal stakeholders across our company to manage cybersecurity threats and incidents.

The audit committee of our board of directors is responsible for oversight of the company's programs, policies, procedures, and risk management activities related to information security and data protection. The audit committee meets regularly with CISO to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. Management promptly updates our board of directors regarding significant threats and incidents as they arise.

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Laguna Hills, California, where we occupy approximately 59,000 square feet of space under a series of lease agreements. The lease agreement for our corporate headquarters expires in December 2026. We believe our current facilities are sufficient to meet our current and anticipated future needs and that suitable additional space is available as needed to accommodate expansion of our operations.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed and traded on the New York Stock Exchange (NYSE) under the symbol “SONX” from October 29, 2021 to November 21, 2023. Due to our failure to comply with the continued listing standard set forth in the NYSE’s Listed Company Manual, NYSE suspended trading of our common stock effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day under the same symbol.

Holders of Record

As of March 1, 2024, we had approximately 127 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” in this Annual Report for information about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Use of Proceeds

None.

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

As of December 31, 2023, we had an installed base of approximately 1,134 GentleWave Systems that had performed a milestone of more than 1.3 million GentleWave patient procedures since commercialization. We generated revenue of $43.9 million and a net loss of $60.9 million for the year ended December 31, 2023 compared to revenue of $41.7 million and a net loss of $57.1 million for the year ended December 31, 2022. As of December 31, 2023, we had cash and cash equivalents and short-term investments of $46.8 million, an accumulated deficit of $430.0 million, and $40.0 million in principal outstanding under our term loan facility, $24.9 million of which will be repaid by the end of 2024.

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

We expect to continue to incur net losses for the next several years. We expect to continue to make investments in our sales and marketing organization, including increasing the number of U.S. and Canadian sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we incur additional expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we will require additional financing to fund our operations and planned growth.

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding term loans (see Note 9 to the Consolidated Financial Statements). We will require additional financing in order to fund our future expected negative cash flows. There is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business (see Liquidity and Capital Resources section).

On March 1, 2024, we divested our TDO software segment by selling substantially all the assets and liabilities of TDO Software, Inc, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the balance due in approximately 12 months.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: We have focused on driving adoption of the GentleWave Procedure among endodontists and general practitioners in the United States and Canada. To drive further adoption of our system, we will continue to restructure our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PI, and to scale our manufacturing operations efficiently. We are undertaking continuous margin improvement programs, including simplifying our product offering to one PI that can be used across various platforms, implementing lean manufacturing methods and working with our suppliers to reduce material costs. We launched the CleanFlow PI in April 2022. In August 2023, we received CleanFlow's FDA clearance to include anterior teeth. CleanFlow PI includes an optimized design and enhanced matrix system for better effectiveness and ease of use. CleanFlow PI is now our leading PI and we have phased out the legacy PI designed for molar teeth (a "Molar PI"), anteriors and premolars (an "APM PI") substantially in early 2024. We anticipate that the combination of these strategies will continue driving margin improvement.
•
Commercial organization: As of December 31, 2023, our sales and customer support team consisted of approximately 61 employees. We intend to continue to re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The effectiveness of our commercial organization re-priotization can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our consolidated financial statements as of and for the year ended December 31, 2023 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing, except the impairment of long-lived assets disclosed in this Annual Report on Form 10-K .

Stock Listing

Due to our failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. We commenced trading on the OTCQX on the same day. We have subsequently appealed the NYSE’s determination. The appeal is still in process and there can be no assurance that an appeal will be successful.

Components of Our Results of Operations

Revenue

Our revenue has consisted primarily of product revenue and software revenue. We generate product revenue on the capital sale of our GentleWave Console and recurring sales of our single-use PI and accessories. To a lesser extent, we also derive product revenue from service and repair and extended warranty contracts with our existing customers. We expect our product revenue to increase in absolute dollars as we increase adoption and utilization of our GentleWave System, though revenues may fluctuate from quarter to quarter. We also expect the growth of recurring sales of our single-use PI and accessories to outpace the growth of capital sale of our GentleWave Console. Software revenue relates to fees we receive for licensing our TDO practice management tool to dental practitioners. We expect our consolidated revenue to decrease as we have divested our software segment in March 2024. See discussion of the divestiture of our software segment in Overview in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Sales and Gross Margin

Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include personnel compensation, including stock-based compensation expenses, facilities, production equipment depreciation, operations supervision, quality control, material procurement, intangible assets amortization and impairment of long-lived assets. We provide a one-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from period to period.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our software gross margin is generally higher than our product gross margin. As a result of these factors and our divestiture of our software segment in March 2024, we expect gross margin to fluctuate in the short term, however, to moderately increase year over year. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel compensation, including stock-based compensation, related to selling, marketing, professional education, administration, finance, information technology, legal, and human resource functions. SG&A expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our SG&A expenses to decrease in absolute dollars for the foreseeable future as we implement our cost saving measures, re-prioritize our commercial infrastructure, become more efficient in the general and administrative functions, and have divested our software segment, though it may fluctuate from period to period.

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to decrease in absolute dollars for the foreseeable future as we become more efficient in our effort to develop, enhance, and commercialize new products and technologies, and have divested our software segment. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

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

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan, investment income, and recognition of an employer retention credit (“ERC”) under The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table shows our results of operations for the years ended December 31, 2023 and 2022, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$43,865	$41,656	2,209	5%
Cost of sales:
Product and software	31,559	31,176	383	1%
Impairment of long-lived assets	1,584	—	1,584	100%
Total cost of sales	33,143	31,176	1,967	6%
Gross profit	10,722	10,480	242	2%
Gross margin	24%	25%
Operating expenses:
Selling, general and administrative	54,022	51,906	2,116	4%
Research and development	12,355	16,776	(4,421)	(26)%
Impairment of long-lived assets	2,088	—	2,088	100%
Total operating expenses	68,465	68,682	(217)	—
Loss from operations	(57,743)	(58,202)	459	(1)%
Other (expense) income, net:
Interest and financing costs, net	(3,174)	(3,228)	54	(2)%
Employee Retention Credit	—	4,382	(4,382)	(100)%
Loss before income tax expense	(60,917)	(57,048)	(3,869)	7%
Income tax expense	(2)	(2)	—	0%
Net loss	$(60,919)	$(57,050)	(3,869)	7%

Revenue

Our breakdown of revenue for the years ended December 31, 2023 and 2022, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product revenue	$34,628	$33,280	1,348	4%
Software revenue	9,237	8,376	861	10%
Total revenue	$43,865	$41,656	2,209	5%

Total revenue increased $2.2 million, or 5%, in 2023 compared to 2022, reflecting increase in the average selling price of GentleWave PIs sold as further discussed below.

For the year ended December 31, 2023, we generated $9.2 million and $21.6 million from the sale of GentleWave Consoles and PIs, respectively, compared to $10.8 million and $18.9 million, respectively, for the year ended December 31, 2022.

Product revenue increased $1.3 million, or 4%, in 2023 compared to 2022, which was primarily driven by a $2.7 million increase in GentleWave PI sales, partially offset by a decrease from GentleWave Console sales. The increase in GentleWave PI sales was primarily driven by an approximate 11% increase in the average selling price of PIs. The decrease in GentleWave Console sales was primarily attributed to a 9% decrease in sales volumes and a 5% decrease in average selling price.

Software revenue increased $0.9 million, or 10%, in 2023 compared to 2022, which was primarily due to a higher number of customer subscriptions.

Cost of sales and Gross margin

Cost of sales increased $2.0 million, or 6%, in 2023 compared to 2022, which was primarily driven by a $1.6 million charge due to impairment of long-lived assets. The remainder of the increase in cost of sales was primarily driven by a $2.9 million charge related to inventory in 2023 due to phasing out our legacy GentleWave Console (“Gen 3”) and the phase-out of our molar and pre-molar legacy procedure instruments, partially offset by a $2.6 million decrease attributed to lower cost per unit in the Product segment, as well as improved operational efficiencies in console service cost. There were no significant changes in the Software segment cost of sales.

Gross margin remained relatively flat year over year due to the aforementioned changes in cost of sales. We expect gross margin to fluctuate in the short term, however, to moderately increase year over year, as described in the Components of Our Results of Operations above.

Selling, general and administrative expenses

SG&A expenses increased $2.1 million, or 4%, in 2023 compared to 2022, which was primarily driven by an approximately $1.6 million increase in our Product segment due to higher sales and marketing employee-related compensation and benefit expenses, including stock-based compensation, as a result of the expansion of our commercial infrastructure. There were no significant changes in selling, general, and administrative expenses in the Software segment. We expect SG&A expenses to decrease as described in the Components of Our Results of Operations above.

Research and development expenses

R&D expenses decreased $4.4 million, or 26%, in 2023 compared to 2022, which was primarily driven by approximately $2.2 million in lower spending on product development and outside services in the Product segment, as well as a lower headcount. There were no significant changes in R&D expenses in the Software segment. We expect R&D expenses to decrease as described in the Components of Our Results of Operations above.

Impairment of Long-lived Assets

In the Product segment, the Company recognized in 2023 a total impairment charge of $3.7 million for long-lived assets, of which $1.6 million was recorded in cost of sales and the remainder in operating expenses.

Other (expense) income, net

Other income decreased by $4.0 million in 2023 compared to 2022, which was primarily driven by recognition of a $4.4 million ERC recognized under the CARES Act related to qualified wages paid to employees in 2022.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years.

On September 27, 2022, we completed a private placement (the "Private Placement”), issuing an aggregate of approximately 23.0 million shares of our common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of our common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exerciseable and will remain exerciseable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

As of December 31, 2023, we had cash and cash equivalents and short-term investments of $46.8 million, an accumulated deficit of $430.0 million, and $40.0 million in principal outstanding under our term loan facility, of which $24.9 million will be repaid by the end of 2024. For the years ended December 31, 2023 and 2022, our net losses from operations were $60.9 million and $57.1 million, respectively, and our net cash used in operating activities was $46.1 million and $61.1 million, respectively.

Indebtedness

On April 6, 2022, we entered into Amendment No. 1 (the “First Amendment”) to the Amended Perceptive Loan Agreement. We borrowed the first tranche of $10.0 million on July 29, 2022 and received net proceeds of $9.9 million. We forfeited the second tranche of delayed-draw term loan of $10.0 million under the First Amendment.

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

For the years ended December 31, 2023 and 2022, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement, was the greater of the 1-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Amended Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement.

On March 1, 2024, we entered to Amendment No. 3 (the “Third Amendment”) to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, we made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024.The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO software assets. Future principal repayments and the net carrying value of the Perceptive Loan, as of December 31, 2023, are as follows:

Principal
(in thousands)
2024	$24,900
2025	10,800
2026	4,300
Total principal payment	40,000
Debt discounts	(2,633)
Net carrying value	$37,367

We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Amended Perceptive Loan Agreement contains events of default, including, without limitation, upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. Based on the Amended Perceptive Loan Agreement, we have granted a security interest in substantially all of our assets.

The Amended Perceptive Loan Agreement includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) pursuant to the Third Amendment, satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026 as follows:

For 12-month Period Ending	Revenue
(in thousands)
March 31, 2024	$39,000
June 30, 2024	$35,500
September 30, 2024	$33,000
December 31, 2024	$31,500
March 31, 2025	$31,000
June 30, 2025	$33,000
September 30, 2025	$35,935
December 31, 2025	$40,160
March 31, 2026	$44,950
June 30, 2026	$51,500

Pursuant to the Third Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification or exception or any qualification or exception as to the scope of the audit, solely with respect to the fiscal year ending on December 31, 2023.

Failure to satisfy any covenants would constitute an event of default under the Amended Perceptive Loan Agreement. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Amended Perceptive Loan Agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. As of December 31, 2023, we were in compliance with all covenants and conditions under such agreement.

Divestiture of the TDO software segment

On March 1, 2024, we divested our TDO software segment by selling substantially all assets and liabilities of TDO Software, Inc, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the balance due in approximately 12 months.

Funding requirements

We expect our operating expenses to decrease for the foreseeable future as we implement our cost saving measures, re-prioritize our commercial infrastructure, become more efficient in the R&D and general and administrative functions, and have divested our software segment, though it may fluctuate from period to period. The timing and amount of our operating expenditures will depend on many factors, including:

•
the degree and rate of market acceptance of our current and future products and the GentleWave Procedure;
•
the scope and timing of investment in our sales force;
•
the impact of the macroeconomic environment, including as a result of inflation and rising interest rates, the war in Ukraine and the Gaza strip, or any other pandemic, epidemic or infectious disease outbreak, on our business;
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

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan (see Note 9 to the Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

We will require additional financing in order to fund future expected negative cash flows. Due to our failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. We commenced trading on the OTCQX on the same day. We have subsequently appealed the NYSE’s determination. The appeal is still in process and there can be no assurance that an appeal will be successful.

The over-the-counter markets are a more limited market than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock.The suspension of trading and potential delisting of our common stock from NYSE could have material adverse effects on our business, financial condition and results of operations due to, among other things:

•
reduced trading liquidity and market prices for our common and preferred stock ;
•
decreased number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing;
•
resulting event of default or noncompliance under certain of our debt facilities and other agreements; and
•
reduced ability to retain, attract and motivate our directors, officers and employees by means of equity compensation.

If we are unsuccessful in our appeal, the NYSE will apply to the SEC to delist our common stock upon completion of all applicable procedures. Delisting our common stock from the NYSE may adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. We are evaluating multiple opportunities, which may include soliciting external investment or seeking strategic partnerships. Additionally, as detailed in Note 13 to the Consolidated Financial Statements, subsequent to December 31, 2023, we closed on the sale of TDO and renegotiated our covenant requirements with our lender, among other terms, which resulted in us remitting $15 million of principal payments on our outstanding borrowings. Our plans are subject to inherent risks and uncertainties and there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,062)	$(61,072)
Investing activities	42,402	(74,429)
Financing activities	4	68,525
Net increase (decrease) in cash and cash equivalents	$(3,656)	$(66,976)

Operating Activities

Net cash used in operating activities during 2023 was $46.1 million, primarily consisting of net loss of $60.9 million as adjusted for non-cash items of $12.3 million, partially offset by a net change in our net operating assets and liabilities of $2.6 million. Non-cash items primarily consisted of $7.3 million in stock-based compensation, $3.7 million impairment of long-lived assets and $1.7 million in depreciation and amortization. Changes in our net operating assets and liabilities year-over-year, were primarily due to a $4.4 million cash receipts of ERC refund and a $3.7 million decrease in inventory due to managing production level, including a $2.9 million charge related to inventory due to phasing out our legacy Gen 3, partially offset by changes in accounts receivable, prepaid expenses, accrued compensation and accounts payable attributable to timing of payments.

Net cash used in operating activities during 2022 was $61.1 million, primarily consisting of net loss of $57.1 million as adjusted for non-cash items of $9.9 million, partially offset by a net change in our net operating assets and liabilities of $14.0 million. Non-cash items primarily consisted of $1.7 million in depreciation and amortization and $7.5 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $7.4 million increase in inventory held due to higher production and a $3.3 million increase in accounts receivable balance due to higher sales and longer credit terms. Changes in our net operating assets and liabilities also resulted from changes in prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities attributable to timing of payments.

Investing Activities

Net cash provided by and used in investing activities during 2023 and 2022 was $42.4 million and $74.4 million, respectively, as a result of purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities during 2023 was immaterial. Net cash provided by financing activities during 2022 was $68.5 million, primarily resulting from net proceeds of $59.0 million received from the Private Placement and $10 million in borrowings under the Amended Perceptive Loan Agreement.

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

We consider the individual deliverables in our product offering as separate performance obligations and assess whether each promised good or service is distinct. The total contract transaction price is determined based on the consideration expected to be received, based on the stated value in contractual arrangements or the estimated cash to be collected in no-contracted arrangements, and is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The stand-alone selling price (“SSP”) is based on an observable price offered to other comparable customers. We estimate the SSP using the market assessment approach considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer and market conditions. We regularly review and update SSP as necessary. The consideration we receive in exchange for our goods or services is only recognized when it is probable that a significant reversal will not occur. The consideration to which we expect to be entitled includes a stated list price, less various forms of variable consideration. We estimate related variable consideration at the point of sale, including discounts, product returns, refunds, and other similar obligations.

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

Valuation of Goodwill and Intangible Assets with Definite Lives

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

We estimate the fair value of the TDO reporting unit using the income approach and market approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Key assumptions for these projections require significant judgments by management and include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as we maintain investment in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation. Actual results may differ from those assumed in our forecasts. We also reconcile our discounted cash flow analysis to our indicated equity value allowing for a reasonable control premium. For purposes of the market approach, fair value is determined based on the guideline public company method and utilizes a number of factors such as publicly available information regarding the market capitalization of the selected guideline companies, as well as operating results, market multiples, and present value techniques. Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment test are representative of those that would be used by market participants performing similar valuations of the TDO reporting unit.

Our evaluation for goodwill impairment, which is completed annually as of October 31, consists of the TDO reporting unit from which goodwill originated. In the second half of 2023, we identified indicators of impairment related to the decline in our share price. We completed an evaluation using a quantitative method as of September 30, 2023, the annual evaluation using a qualitative method as of October 31, 2023 and an evaluation using a quantitative method as of December 31, 2023, and determined that no impairment existed at each evaluation date. Our divestiture of our software segment in March 2024 further substantiated the conclusion that no impairment existed as of December 31, 2023.

Valuation and Impairment of Long-Lived Assets

Our long-lived assets comprises definite-lived intangibles, property and equipment, and lease right-of-use assets. Our intangible assets with a finite life are primarily composed of developed technology, customer relationships, and tradenames acquired in conjunction with the acquisition of TDO in October 2018. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the long-lived asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related asset to fair value and may adjust the remaining useful life. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

In the second half of 2023, the significant decline in our market capitalization was a triggering event, which resulted in the performance of long-lived assets impairment assessments. The assessments indicated that the carrying amount of our long-lived fixed assets in the Product segment would not be recoverable as of December 31, 2023. As a result, in the year ended December 31, 2023, the Company recognized impairment charges of $1.0 million to a definite-lived intangible, developed technology, which was recorded in operating expenses on the Consolidated Statements of Operations, and impairment charges of $2.6 million to property and equipment, of which $1.6 million was recorded in cost of sales and the remainder was recorded in operating expenses, on the Consolidated Statements of Operations. No impairment was identified in the year ended December 31, 2022.

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

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act”). As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Item 8. Financial Statements and Supplementary Data.

Sonendo, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sonendo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonendo, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

March 11, 2024

SONENDO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$14,009	$17,665
Short-term investments	32,773	73,784
Accounts receivable, net	5,081	5,798
Inventory	11,074	15,462
Prepaid expenses and other current assets	2,334	8,397
Total current assets	65,271	121,106
Property and equipment, net	664	2,860
Operating lease right-of-use assets	2,974	2,455
Intangible assets, net	661	2,292
Goodwill	8,454	8,454
Other assets	136	118
Total assets	$78,160	$137,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,176	$4,438
Accrued expenses	3,266	5,357
Accrued compensation	2,758	3,616
Operating lease liabilities	1,377	1,114
Current portion of term loan	24,900	—
Other current liabilities	1,844	2,191
Total current liabilities	35,321	16,716
Operating lease liabilities, net of current	1,423	1,095
Term loan, net of current	12,467	36,746
Other liabilities	530	773
Total liabilities	49,741	55,330
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares as of December 31, 2023 and 2022; issued — 63,547,467 shares as of December 31, 2023 and 49,974,281 shares as of December 31, 2022; outstanding — 63,547,467 shares as of December 31, 2023 and 49,974,281 shares as of December 31, 2022	64	50
Additional paid-in-capital	458,357	451,060
Accumulated other comprehensive gain (loss)	11	(61)
Accumulated deficit	(430,013)	(369,094)
Total stockholders’ equity	28,419	81,955
Total liabilities and stockholders’ equity	$78,160	$137,285

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Product revenue	$34,628	$33,280
Software revenue	9,237	8,376
Total revenue	43,865	41,656
Cost of sales:
Product and software	31,559	31,176
Impairment of long-lived assets	1,584	—
Total cost of sales	33,143	31,176
Gross profit	10,722	10,480
Operating expenses:
Selling, general and administrative	54,022	51,906
Research and development	12,355	16,776
Impairment of long-lived assets	2,088	—
Total operating expenses	68,465	68,682
Loss from operations	(57,743)	(58,202)
Other expense, net:
Interest and financing cost, net	(3,174)	(3,228)
Employee retention credit	—	4,382
Loss before income tax expense	(60,917)	(57,048)
Income tax expense	(2)	(2)
Net loss	$(60,919)	$(57,050)
Other comprehensive income (loss) (net of tax):
Unrealized gain (loss) on short-term investments	72	(61)
Comprehensive loss	$(60,847)	$(57,111)
Net loss per share – basic and diluted	$(0.65)	$(1.27)
Weighted-average shares outstanding – basic and diluted	93,988,749	44,932,952

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except shares amount)

	Common Stock			Additional	Accumulated		Total
			Treasury	Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Comprehensive Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	26,336,536	$26	$(51)	$384,132	$—	$(312,044)	$72,063
Employee stock plans	592,209	1	—	413	—	—	414
Issuance of common stock, net of issuance costs	23,045,536	23	—	20,493	—	—	20,516
Issuance of pre-funded warrants, net of issuance costs	—	—	—	38,518	—	—	38,518
Stock-based compensation	—	—	—	7,482	—	—	7,482
Revaluation of warrants	—	—	—	73	—	—	73
Unrealized loss on short-term investments	—	—	—	—	(61)	—	(61)
Retirement of treasury stock	—	—	51	(51)	—		—
Net loss	—	—	—	—	—	(57,050)	(57,050)
Balance at December 31, 2022	49,974,281	$50	$—	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	1,462,872	2	—	33	—	—	35
Stock-based compensation	—	—	—	7,276	—	—	7,276
Exercise of Common Stock Warrants	12,110,314	12	—	(12)	—	—	—
Unrealized gain on short-term investments	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(60,919)	(60,919)
Balance at December 31, 2023	63,547,467	$64	$—	$458,357	$11	$(430,013)	$28,419

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,919)	$(57,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,118	1,052
Amortization of intangible assets	585	664
Amortization of right-of-use lease assets	1,272	1,100
Impairment of long-lived assets	2,626	—
Impairment of intangible	1,046	—
Stock-based compensation	7,276	7,482
Amortization of debt issuance costs	621	473
Accretion of available for sale securities, net	(2,248)	(772)
Other non-cash operating activities, net	—	(70)
Changes in operating assets and liabilities:
Accounts receivable, net	717	(3,282)
Inventory	3,769	(7,414)
Prepaid expenses and other assets	6,047	(4,845)
Accounts payable	(3,262)	1,287
Accrued expenses and other liabilities	(3,955)	17
Deferred revenue	103	46
Accrued compensation	(858)	240
Net cash used in operating activities	(46,062)	(61,072)
Cash flows from investing activities:
Purchases of available-for-sale securities	(60,069)	(98,723)
Proceeds from maturities of available-for-sale securities	103,400	25,650
Purchases of property and equipment	(929)	(1,356)
Net cash provided by (used in) investing activities	42,402	(74,429)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	20,516
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	38,518
Proceeds from debt, net of issuance costs	—	9,850
Issuance of stock under employee stock plans	127	414
Taxes paid on vested stock awards under employee stock plans	(92)	—
Payment of common stock IPO issuance costs	—	(598)
Payment of contingent earnout	—	(117)
Principal repayments on finance lease	(31)	(58)
Net cash provided by financing activities	4	68,525
Net decrease in cash and cash equivalents	(3,656)	(66,976)
Cash and cash equivalents at beginning of year	17,665	84,641
Cash and cash equivalents at end of year	$14,009	$17,665

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$2	$2
Interest	$5,813	$4,060
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,792	$808

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sonendo,” or the “Company” as used in this Form 10-K refer to Sonendo, Inc.

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

Liquidity

On September 27, 2022, the Company completed a private placement (the "Private Placement”), issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million. See Note 5, Stockholders' Equity, for additional information.

As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $46.8 million and $40.0 million in principal outstanding under its term loan facility.

On March 10, 2023, the California Department of Financial Protection and Innovation shut down Silicon Valley Bank (“SVB”) due to liquidity concerns and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March, 27, 2023, SVB began operating as a division of First Citizens Bank. As of December 31, 2023, the Company held approximately $0.8 million in operating accounts at SVB. The Company’s remaining cash and cash equivalents and short-term investments, consisting of money market funds, high-grade corporate securities, and U.S. government backed securities, reside in custodial accounts held by U.S. Bank. There has been no disruption to the Company's operations.

Going Concern

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of December 31, 2023 had an accumulated deficit of $430.0 million. During the year ended December 31, 2023, the Company incurred net losses of $60.9 million and used $46.1 million of cash, cash equivalents in operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support the Company’s operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and

Notes to Consolidated Financial Statements — (Continued)

classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern depends on its ability to continue to commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan as amended in March 2024 (see Note 9). Without additional financing, the Company will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is substantial doubt about the Company's ability to continue as a going concern and, therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company will require additional financing in order to fund its future expected negative cash flows. Due to its failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. The Company commenced trading on the OTCQX on the same day. The Company has subsequently appealed the NYSE’s determination and there is no assurance that the appeal will be successful. The over-the-counter markets are a more limited market than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock. The suspension of trading and potential delisting of the Company's common stock from NYSE could have material adverse effects on its business, financial condition and results of operations.

The Company has active plans to mitigate these conditions. Specifically, the Company plans to reduce negative cash flow through operating expense reductions. The Company is evaluating multiple opportunities, which may include soliciting external investment or seeking strategic partnerships. Additionally, as detailed in Note 13, subsequent to December 31, 2023, the Company closed on the sale of TDO and renegotiated its covenant requirements with its lender, among other terms, which resulted in the Company remitting $15 million of principal payments on its outstanding borrowings. Its plans are subject to inherent risks and uncertainties and there can be no assurance that its plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Effects of the Macroeconomic Environment

The Company’s consolidated financial statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. See “Impairment of Long-Lived Assets” in Note 2, “Summary of Accounting Policies”, for a description of the impairment charges recorded during 2023. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption and, therefore, for new or revised accounting standards applicable to public companies, the Company will be subject to an extended transition period until those standards would otherwise apply to private companies.

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

The Company believes any concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. No individual customer accounted for more than 10% of sales or accounts receivable in 2023 or 2022.

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

Accounts Receivable, Net

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable do not bear interest. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. The Company’s allowance for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company’s estimate of current expected credit losses was immaterial as of December 31, 2023 and 2022, respectively, and there were immaterial write-offs.

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

The Company's evaluation for goodwill impairment, which is completed annually as of October 31, consists of the TDO reporting unit from which goodwill originated. In the second half of 2023, the Company identified indicators of impairment related to the decline in its share price. The Company completed an evaluation using a quantitative method as of September 30, 2023, the annual evaluation using a qualitative method as of October 31, 2023 and an evaluation using a quantitative method as of December 31, 2023, and determined that no impairment existed in each evaluation.

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

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets

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

In the second half of 2023, the significant decline in the Company's market capitalization was a triggering event, which resulted in the performance of an interim long-lived assets impairment assessment. The assessment indicated that the carrying amount of the Company's definite-lived intangible and long-lived fixed assets in its Product segment would not be recoverable. As a result, the Company recognized an impairment charge of $1.0 million to a definite-lived intangible, developed technology, which was recorded in operating expenses on the Consolidated Statements of Operations, and an impairment charge of $2.6 million to property and equipment, of which $1.6 million was recorded in cost of sales and the remainder was recorded in operating expenses, on the Consolidated Statements of Operations.

No impairment was identified in the year ended December 31, 2022.

Fair Value of Financial Instruments

The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities, warrant liabilities, and a term loan. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Extended service contracts	$920	$336
Subscription software licenses	—	481
Total contract liabilities	$920	$817
Less: long-term portion	302	—
Contract liabilities - current	$618	$817

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the contract liability beginning balance of each year was $0.7 million and $0.8 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by segment and the timing of when goods and services are transferred:

	Year Ended December 31,
	2023	2022
	(in thousands)
Product revenue recognized at a point in time	$33,844	$32,566
Product revenue recognized over time	784	714
Software revenue recognized at a point in time	2,014	1,599
Software revenue recognized over time	7,223	6,777
Total	$43,865	$41,656

Shipping and handling costs

All customer related shipping and handling costs are expensed as incurred and are charged to cost of sales. Charges to customers for shipping and handling are credited to revenue.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the years ended December 31, 2023 and 2022, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the

Notes to Consolidated Financial Statements — (Continued)

Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$1,930	$1,620
Provision for warranties issued	890	1,707
Warranty costs incurred	(1,550)	(1,397)
Balance at end of period	$1,270	$1,930

The warranty liability, current and non-current, are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheets as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current portion	$1,187	$1,340
Non-current portion	83	590
Total	$1,270	$1,930

Advertising Expense

Advertising costs are expensed as incurred and amounted to $1.0 million and $0.3 million in 2023 and 2022, respectively. These expenses are included in selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.

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

Stock-based compensation costs are calculated based on the estimated fair value of the underlying option using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense in the accompanying consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of the Company’s common stock, stock price volatility, and expected term:

•
Prior to the Company's IPO, given the absence of a public trading market, the fair value of the Company’s common stock was determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering a number of objective and subjective factors. These factors included the valuation of a select group of public peer group companies within the medical device industry that focus on technological advances and development that the Board believed was comparable

Notes to Consolidated Financial Statements — (Continued)

to the Company’s operations; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and medical device industry also impacted the determination of the fair value of the common stock. In addition, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. For options and ESPP awards granted post-IPO, the fair value for its underlying common stock is determined using the closing price on the date of grant as reported on the New York Stock Exchange (“NYSE”);
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

The fair values of RSUs are determined based on the closing market price of the Company's common stock on the date of the grant. The fair values of all Employee Stock Purchase Plan (“ESPP”) purchase rights are estimated using Black-Scholes option-pricing model and require the input of subjective assumptions.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provided emergency economic stimulus package and other reliefs as a result of the COVID-19 pandemic. Employee retention credit (“ERC”) is one of the reliefs that provides a refundable payroll tax credit that encouraged business to keep employees on the payroll during the COVID-19 pandemic. The ERC is based on wages and compensation paid by an eligible employer after March 12, 2020 and before January 1, 2021. The Company qualified as an eligible employer based on the Company's evaluation of this provision and the significant pandemic-related impacts to its operations in 2020 and 2021. As a result, an ERC of $4.4 million related to qualified wages paid to the employees in 2021 was recorded in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company received all of the $4.4 million payment of ERC in 2023.

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

Notes to Consolidated Financial Statements — (Continued)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to Company’s stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. The pre-funded warrants are considered outstanding for the purpose of computing loss per share and are included in the calculation of basic and diluted shares outstanding.

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

Accounting Pronouncements Recently Adopted

In October 2021, the FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted the ASU on January 1, 2023. The adoption did not have an impact on the Company's consolidated financial statements. The Company will evaluate the impact for each business combination transaction completed hereafter.

Notes to Consolidated Financial Statements — (Continued)

3. Balance Sheet Components

Inventory

Inventory as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Raw materials	$6,450	$9,269
Work in process	278	427
Finished goods	4,346	5,766
Total inventory	$11,074	$15,462

During the year ended December 31, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy GentleWave Console (“Gen3”). During the same period, the Company also recorded a charge of $1.2 million related to phasing out legacy procedure instruments, the molar and anterior pre-molar as the Company moves to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory. The Company recorded a reserve for excess and obsolete inventory of $0.8 million and $0.5 million as of December 31, 2023 and 2022, respectively.

Property and equipment, net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Laboratory and warehouse equipment and tooling	$469	$6,837
Computer equipment and software	30	1,543
Office furniture and fixtures	314	1,955
Leasehold improvements	19	2,983
Automobiles	—	29
Construction in progress	—	130
	832	13,477
Less: accumulated depreciation	(168)	(10,617)
Property and equipment, net	$664	$2,860

During 2023, the Company recorded an impairment charge of $2.6 million to property and equipment, of which, $1.6 million was recorded in cost of sales and the remainder was recorded in operating expenses on the consolidated statements of operations and comprehensive loss. During 2022, the Company did not record any impairment charges related to property and equipment.

Depreciation expense was $1.1 million for each of the years ended December 31, 2023 and 2022. During 2023, approximately $0.6 million depreciation expense was recorded in cost of sales, $0.4 million was recorded in selling, general and administrative expenses, and $0.1 million was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss. During 2022, approximately $0.5 million depreciation expense was recorded in cost of sales, $0.4 million was recorded in selling, general and administrative expenses, and $0.2 million was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss.

Intangible assets, net

Intangible assets as of December 31, consisted of the following:

Notes to Consolidated Financial Statements — (Continued)

	2023
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 years)	1.6	$1,110	$1,110	—
Customer relationships (7 years)	4.0	1,910	1,421	489
Tradenames (10 years)	1.1	360	188	172
Total intangible assets	6.7	$3,380	$2,719	$661

	2022
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 - 10 years)	4.0	$2,445	$1,123	$1,322
Customer relationships (7 years)	2.8	1,910	1,148	762
Tradenames (10 years)	0.8	360	152	208
Total intangible assets	7.6	$4,715	$2,423	$2,292

During 2023, an impairment charge of $1.0 million to developed technology was recorded in operating expenses on the consolidated statements of operations and comprehensive loss. See Note 2 Summary of Accounting Policies. During 2022, the Company did not record any impairment charges related to intangible assets.

For each of the years ended December 31, 2023 and 2022, amortization expense was $0.6 million, with approximately $0.2 million amortization expense recorded in cost of sales and $0.4 million recorded in selling, general, and administrative expenses as recorded in the accompanying consolidated statements of operations and comprehensive loss.

The following table presents estimated future annual amortization expense related to intangible assets, net as of December 31, 2023:

Future Intangible Asset Amortization Expenses
(in thousands)
2024	$309
2025	252
2026	36
2027	36
2028 and thereafter	28
Total future amortization expense	$661

Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Vendor invoices	$1,711	$2,779
Other accrued expenses	1,555	2,578
Total accrued expenses	$3,266	$5,357

Other Current Liabilities

Other current liabilities as of December 31, 2023 and 2022 consisted of the following:

Notes to Consolidated Financial Statements — (Continued)

	2023	2022
	(in thousands)
Finance lease liability	$39	$34
Warranty liability	1,187	1,340
Other current liabilities	618	817
Total other current liabilities	$1,844	$2,191

Other Liabilities

Other liabilities as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Non-current finance lease liability	$145	$183
Other non-current liabilities	385	590
Total other liabilities	$530	$773

4. Fair Value of Financial Instruments

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at December 31, 2023 and 2022:

	2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,761	$10,761	$—	$—
Corporate Bonds	1,827	—	1,827	—
Total cash equivalents at fair value	12,588	10,761	1,827	—
Short-term investments:
U.S. treasury securities	14,826	14,826	—	—
Commercial paper and corporate bonds	13,204	—	13,204	—
U.S. government agency bonds	4,743	—	4,743	—
Total short-term investments at fair value	32,773	14,826	17,947	—
Total assets at fair value	$45,361	$25,587	$19,774	$—

	2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,826	$14,820	$6	$—
Commercial paper and corporate bonds	13,204	13,197	9	(2)
U.S. government agency bonds	4,743	4,745	—	(2)
Total available-for-sale securities at fair value	$32,773	$32,762	$15	$(4)

Notes to Consolidated Financial Statements — (Continued)

	2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$12,253	$12,253	$—	$—
Commercial paper	1,998	—	1,998	—
U.S. government agency bonds	1,991	—	1,991	—
Total cash equivalents at fair value	16,242	12,253	3,989	—
Short-term investments:
U.S. treasury securities	33,622	33,622	—	—
Commercial paper and corporate bonds	40,162	—	40,162	—
Total short-term investments at fair value	73,784	33,622	40,162	—
Total assets at fair value	$90,026	$45,875	$44,151	$—

	2022
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$33,622	$33,676	$—	$(54)
Commercial paper and corporate bonds	40,162	40,169	—	(7)
Total available-for-sale securities at fair value	$73,784	$73,845	$—	$(61)

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

5. Stockholders’ Equity

Notes to Consolidated Financial Statements — (Continued)

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

Warrants outstanding at December 31, included the following:

2023		2022
Number of warrants	Purchase Price Per Share	Number of warrants	Purchase Price Per Share
19,179	$10.95	27,398	$10.95
54,792	$12.00	54,792	$12.00
249,313	$12.00	249,313	$12.00
323,284		331,503

These warrants expire between June 2024 and August 2031.

On September 27, 2022, the Company completed the Private Placement, issuing an aggregate of 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant to certain institutional investors and accredited investors (the "Purchasers”). The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million.

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company's common stock. The threshold is subject to the Purchaser's rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice from the Purchaser to the Company. As of December 31, 2023, approximately 12.1 million shares have been issued pursuant to the exercise of pre-funded warrants and 31.1 million shares underlying the pre-funded warrants remain outstanding.

The pre-funded warrants were classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The pre-funded warrants are included in the calculation of basic and diluted loss per share. Pursuant to the terms and conditions of the purchase agreements entered into by the Purchasers, the Company was obligated to file a registration statement with the SEC registering the resale by the Purchasers of the shares of common stock issued to them in the Private Placement and the shares of common stock to be issued to them upon exercise of the pre-funded warrants issued to them in the Private Placement within 45 days of the closing of the Private Placement. On November 4, 2022, the Company filed a registration statement on Form S-3 (File No. 333-268174), as required under the purchase agreements, and the registration statement was declared effective by the SEC on November 16, 2022.

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

In November 2021, in connection with its IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The types of awards that may be granted under the 2021 Plan include stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, RSUs, stock appreciation rights, and other stock or cash awards. Under the 2021 Plan, the vesting of stock awards is typically over four years. Following the adoption of the 2021 Plan, no further awards will be granted under the 2017 Plan.

2023 Inducement Plan

Notes to Consolidated Financial Statements — (Continued)

During 2023, the Company adopted the 2023 Employment Inducement Incentive Award Plan (the “2023 Inducement Plan”). The 2023 Inducement Plan provides for, among other things, the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock- or cash-based awards to eligible individuals. Under the 2023 Plan, the defined vesting term of stock awards typically ranges from four to five years.

Employee Stock Purchase Plan (“ESPP”)

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

During 2023 and 2022, the number of shares issued and the purchase were both immaterial. In late 2023, the Company suspended future ESPP offering.

Stock-based Compensation Expenses

The following tables present the Company's stock-based compensation for stock-settled awards by type (i.e., stock options and RSUs granted under the Company's incentive plans, and rights to purchase shares of common stock issued under the Company's ESPP and financial statement lines included in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Options	$2,829	$3,975
RSUs	4,297	3,407
ESPP	150	100
Total stock-based compensation expense	$7,276	$7,482

	2023	2022
	(in thousands)
Cost of sales	$359	$562
Selling, general and administrative	6,228	5,729
Research and development	689	1,191
Total stock-based compensation expense	$7,276	$7,482

On December 2, 2022, the Company's board of directors approved a stock option modification that reduced certain employees' stock option exercise prices. The original options to purchase approximately 2.0 million shares were canceled and replaced by the same number of new options granted with an exercise price of $2.34 with no other terms modified. The modification to the existing options resulted in $1.0 million of incremental value of the stock options, $0.6 million of which was immediately recognized related to vested options as of December 31, 2022. The remaining incremental fair value of $0.4 million will be recognized over the remaining requisite service period.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2023.

	Twelve Months Ended
	December 31,
	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$2,194	1.5
RSUs	8,212	2.6
Total unamortized compensation cost	$10,406

As of December 31, 2023, the unamortized compensation cost related to the ESPP was not material.

Plan Activities

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2021	3,119,993	$7.59	7.6	$2,325
Granted	297,516	$1.73
Forfeited	(327,720)	$9.45
Exercised	(262,222)	$5.76
Expired	(71,199)	$3.54
Options outstanding, December 31, 2022	2,756,368	$2.83	6.9	$1,510
Granted	195,120	$1.08
Forfeited	(468,691)	$2.35
Expired	(99,156)	$1.14
Options outstanding, December 31, 2023	2,383,641	$2.86	6.3	$—
Options vested and exercisable, December 31, 2023	1,922,354	$2.90	5.8

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.83 per share and $1.16 per share per share, respectively.

The following table summarizes the non-vested stock options as of December 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2022	1,118,088	$6.23
Non-vested Options, December 31, 2023	461,287	$5.33

The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $2.5 million and $6.9 million, respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the year ended December 31, 2023, the Company did not repurchase shares. There was no material number of shares of common stock subject to repurchase as of December 31, 2023. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. There was no early exercised stock options during 2023. During 2022, early exercised stock options vested were immaterial.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	338,149	$9.37
Granted	3,547,603	$4.33
Vested	(440,952)	$5.72
Forfeited	(586,151)	$5.39
RSUs outstanding, December 31, 2022	2,858,649	$4.49
Granted	3,541,198	$1.57
Vested	(1,436,020)	$3.36
Forfeited	(1,621,206)	$3.02
RSUs outstanding, December 31, 2023	3,342,621	$2.60

Notes to Consolidated Financial Statements — (Continued)

In the first quarter of 2024, the Company immediately vested 589,487 outstanding RSUs granted to certain non-executive employees.

Fair Value Assumptions

The fair value of the Company's stock options awards is estimated at the date of grant or modification, using the Black-Scholes option-pricing model with the following input assumptions during the years ended December 31, 2023 and 2022:

	2023		2022
	Range	Weighted Average	Range	Weighted Average
Expected volatility	96.65% - 96.65%	96.65%	78.37% - 85.14%	83.28%
Dividend yield	0.00%		0.00%
Risk-free interest rates	3.92% - 3.92%	3.92%	3.13% - 4.28%	3.75%
Expected term (in years)	5.50 - 5.50	5.50	2.25 - 5.91	4.46

The fair value of the Company's RSU awards is determined based upon the closing price of the Company's stock price on the date of grant.

Stock Reserved for Issuance

As of December 31, 2023, 9.4 million shares of common stock were reserved for issuance under the Company's incentive plans.

7. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to December 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of December 31, 2023, the Company has not entered into any leases that have not yet commenced that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Notes to Consolidated Financial Statements — (Continued)

Lease Amounts
(in thousands)
2024	$1,427
2025	1,009
2026	645
Total future minimum lease payments	3,081
Less: Imputed Interest	(281)
Present value of operating lease liabilities	$2,800
Less: Current portion	1,377
Long-term operating lease liabilities	$1,423

Weighted average remaining lease term in years	2.33
Weighted average discount rate	8.82%

Variable operating lease expenses consist primarily real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Rent expense	$1,516	$1,297
Variable lease costs	83	120
Total	$1,599	$1,417

Cash paid for operating leases	$1,521	$1,387

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of sales	$327	$234
Selling, general and administrative	1,272	1,183
Total	$1,599	$1,417

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

Stock Listing

Due to our failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and may be delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. We commenced trading on the OTCQX on the same day. We have subsequently appealed the NYSE’s determination. The appeal is still in process and there can be no assurance that an appeal will be successful.

Notes to Consolidated Financial Statements — (Continued)

9. Term Loan

Perceptive loan

On April 6, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (as it may be amended, restated, supplemented or modified from time to time, the “Amended Perceptive Loan Agreement”). On July 29, 2022, the Company borrowed the first tranche of $10.0 million of delayed draw term loan under the First Amendment and received a net proceeds of $9.9 million. The Company forfeited the second tranche of delayed draw term loan under the First Amendment.

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

For the years ended December 31, 2023 and 2022, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month LIBOR and 2.00% plus the applicable margin of 9.25%. On January 13, 2023, the Company entered into Amendment No. 2 (the "Second Amendment”) to the Amended Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate(“SOFR”). All other terms remain unchanged on the original agreement.

For the year ended December 31, 2023 and 2022, the effective interest rate of the Amended Perceptive Loan, was 16.15% and 14.59%, respectively. As of December 31, 2023 and 2022, the fair value of the Amended Perceptive Loan approximates its carrying amount.

On March 1, 2024, the Company entered to Amendment No. 3 (the “Third Amendment”) to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, the Company made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement (also see note 13).

Pursuant to the Third Amendment, future principal repayments and the net carrying value of the Perceptive Loan as of December 31, 2023, are as follows:

Principal
(in thousands)
2024	$24,900
2025	10,800
2026	4,300
Total principal payment	40,000
Debt discounts	(2,633)
Net carrying value	$37,367

The Company is permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Amended Perceptive Loan Agreement contains events of default, including, without limitation, upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. Based on the Amended Perceptive Loan Agreement, the Company has granted a security interest in substantially all of its assets.

Notes to Consolidated Financial Statements — (Continued)

The Amended Perceptive Loan Agreement includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) pursuant to the Third Amendment, satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until June 30, 2026 as follows:

For 12-month Period Ending	Revenue
(in thousands)
March 31, 2024	$39,000
June 30, 2024	$35,500
September 30, 2024	$33,000
December 31, 2024	$31,500
March 31, 2025	$31,000
June 30, 2025	$33,000
September 30, 2025	$35,935
December 31, 2025	$40,160
March 31, 2026	$44,950
June 30, 2026	$51,500

Pursuant to the Third Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification or exception or any qualification or exception as to the scope of the audit, solely with respect to the fiscal year ending on December 31, 2023.

Failure to satisfy any covenants would constitute an event of default under the Amended Perceptive Loan Agreement. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Amended Perceptive Loan Agreement, immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. As of December 31, 2023, we were in compliance with all covenants and conditions required by the outstanding Amended Perceptive Loan Agreement.

10. Income Taxes

The income tax provision for the years ended December 31, 2023 and 2022 was immaterial. The effective tax rate was 0.0% for each of the years ended December 31, 2023 and 2022 and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

The provision (benefit) for income taxes charged to operations was as follows:

	2023	2022
	(in thousands)
Current tax expense
U.S. federal	$—	$—
State and local	2	2
Total current	2	2
Deferred tax expense:
U.S. federal	$—	$—
State and local	—	—
Total deferred	—	—
Total provision for income taxes	$2	$2

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as well as similar state provisions, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership. In general, an “ownership change,” as defined by IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2023. The Company has not completed a formal R&D study but has estimated the federal and

Notes to Consolidated Financial Statements — (Continued)

California credit for purposes of the tax footnote as of December 31, 2023. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the statutory federal income tax rate to loss before provision for income taxes and a reconciliation of the statutory federal rate and the effective rate was calculated as follows:

	2023		2022
	Amount	Percent	Amount	Percent
Tax computed at federal statutory rate	$(12,896)	21.00%	$(11,979)	21.00%
State income tax - net of federal benefit	(1,350)	2.20%	(1,144)	2.01%
Tax credits	(351)	0.57%	(560)	0.98%
Change in valuation allowance	12,894	(21.00)%	11,637	(20.41)%
Stock-based compensation	1,623	(2.64)%	1,160	(2.03)%
Other deferred adjustments	(65)	0.11%	750	(1.31)%
Permanent items	147	(0.24)%	138	(0.24)%
Income tax provision	$2	0.00%	$2	0.00%

The significant components that comprised the Company’s net deferred taxes at December 31, 2023 and 2022 are as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$87,831	$78,276
Fixed assets and intangible assets	1,643	1,244
Lease liabilities	659	514
Accruals and reserves	1,018	1,170
Stock-based compensation	453	918
Tax credits	5,749	5,375
Employee Retention Credit	—	172
Research & Development	5,093	3,077
Other	2,261	1,346
Gross deferred tax assets	104,707	92,092
Less: valuation allowance	(104,007)	(91,113)
Net deferred tax assets	700	979
Deferred tax liabilities:
Fixed assets and intangible assets	—	(408)
Right-of-use assets	(700)	(571)
Total gross deferred tax liabilities:	(700)	(979)
Net deferred tax asset (liability)	$—	$—

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

On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance of $104.0 million and $91.1 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $361.2 million and $321.6 million, respectively and state net operating loss carryforwards of $205.1 million and $186.4 million, respectively. The federal and state loss carryforwards begin to expire in 2026, unless previously utilized. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore $244.0 million of federal net operating loss carryforwards will not expire. As of December 31, 2023 and 2022, the Company also had federal research and development tax credit carry-forwards of approximately $4.1 million and $3.7 million, respectively and state research and development tax credit carry-forwards of approximately $4.6 million and $4.4 million, respectively. The federal research and development tax credits will begin to expire in 2032. The California research and development tax credits carry-forward indefinitely.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities recorded for uncertain tax positions but does have unrecognized tax benefits of $2.2 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2023. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years due to the net operating loss carryforwards. The Company files a federal U.S. tax return and several U.S. state income tax returns with varying statues of limitations.

The following changes occurred in the amount of unrecognized tax benefits:

	2023	2022
	(in thousands)
Gross unrecognized tax benefits at the beginning of the year	$2,020	$1,791
Increases related to current year tax positions	126	207
Increases related to prior year tax positions	10	22
Gross unrecognized tax benefits at the end of the year	$2,156	$2,020

11. Segment Information

As of December 31, 2023, the Company operates and reports its results in two business segments, Product and Software. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Company's chief operating decision maker (“CODM”) for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measures of the Company’s reportable segments are primarily income (loss) from operations. Income (loss) from operations for each segment includes all revenues, related cost of net revenues, gross margin and operating expenses directly attributable to the segment.

The Company’s Product segment includes sales of the Company's GentleWave System console and related accessories and instruments.

The Company’s Software segment included sales of the Company's traditional software licenses for practice management software to enable an integrated digital office for endodontists. The Company divested its Software segment in March 2024.

The following tables present the Company’s segment information as of and for the years ended December 31, 2023 and 2022.

In the Product segment, for the year ended December 31, 2023, the Company recognized a total impairment charge of $3.7 million for long lived assets, of which $1.6 million was recorded in cost of sales and the remainder in operating expenses. In addition to the impairment charges, cost of sales included a $2.9 million charge related to

Notes to Consolidated Financial Statements — (Continued)

inventory due to phasing out the Company's legacy GentleWave Console (“Gen 3”) and molar and pre-molar legacy procedure instruments during 2023.

	2023			2022
	(in thousands, except percentage data)
	Product	Software	Total	Product	Software	Total
Revenue	$34,628	$9,237	$43,865	$33,280	$8,376	$41,656
Cost of sales:
Product and software	28,375	3,184	31,559	28,193	2,983	31,176
Impairment of long-lived assets	1,584	—	1,584	—	—	—
Total cost of sales	29,959	3,184	33,143	28,193	2,983	31,176
Gross profit	4,669	6,053	10,722	5,087	5,393	10,480
Gross margin	13%	66%	24%	15%	64%	25%
Operating expenses:
Selling, general and administrative	51,639	2,383	54,022	49,859	2,047	51,906
Research and development	10,207	2,148	12,355	15,002	1,774	16,776
Impairment of long-lived assets	2,088	—	2,088	—	—	—
Total operating expenses	63,934	4,531	68,465	64,861	3,821	68,682
Income (loss) from operations	$(59,265)	$1,522	$(57,743)	$(59,774)	$1,572	$(58,202)

Segment Assets:

	2023	2022
	(in thousands)
Product	$67,290	$125,713
Software	10,870	11,572
Total	$78,160	$137,285

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands, except shares and per share data)
Numerator:
Net loss	$(60,919)	$(57,050)
Denominator:
Weighted-average shares outstanding – basic and diluted	93,988,749	44,932,952
Net loss per share – basic and diluted	$(0.65)	$(1.27)

The pre-funded warrants as discussed in Note 5 are considered outstanding for the purposes of computing loss per share and are included in the calculation of basic and diluted shares outstanding above.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	2,383,641	2,756,368
RSUs	3,342,621	2,858,649
Warrants	323,284	331,503
Total	6,049,546	5,946,520

Notes to Consolidated Financial Statements — (Continued)

13. Subsequent Event

On March 1, 2024, the Company entered into an Asset Purchase Agreement by and among TDO, Valsoft Corporation Inc., a Quebec corporation, and Aspire USA LLC, a Delaware limited liability company and affiliate of Valsoft (collectively “Valsoft”), pursuant to which TDO agreed to sell to Valsoft substantially all the assets and liabilities relating to the Company’s software segment. As consideration for the transaction, Valsoft agreed to pay TDO approximately $16.0 million, with $15.0 million paid on March 1, 2024 and the balance due in approximately 12 months. In connection with the transaction, Valsoft agreed to make offers of employment to certain employees of the Business on terms that are comparable to those currently in effect for such employees. The Agreement contains certain representations, warranties and covenants of each of TDO and Valsoft. Each of TDO and the Valsoft has agreed to indemnify the other for certain losses arising out of breaches of representations and covenants and for certain losses arising out of retained liabilities or assumed liabilities relating to the TDO business, as applicable, subject to customary limitations.

The assets and liabilities of the Company's software segment did not meet the held for sale criteria as of December 31, 2023 and therefore were not classified as held for sale in the Company's Consolidated Balance Sheet as of December 31, 2023.

On March 1, 2024, the Company entered to Amendment No. 3 (the “Third Amendment”) to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, the Company made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement (also see note 9) and released all liens granted to the TDO software assets.

Notes to Consolidated Financial Statements — (Continued)

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

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Notes to Consolidated Financial Statements — (Continued)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Notes to Consolidated Financial Statements — (Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference is the information to be provided under the captions "Board of Directors and Corporate Governance - The Board of Directors," "Family Relationships," "Executive Officers," "Code of Ethics," and "Committees of the Board of Directors - Audit Committee" in our definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC”) within 120 days after December 31, 2023 (the "2024 Proxy Statement”).

Notes to Consolidated Financial Statements — (Continued)

Item 11. Executive Compensation.

Incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the caption "Executive and Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the caption "Equity Compensation Plan Information" and "Ownership of the Company."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the caption "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance - Director Independence."

Item 14. Principal Accounting Fees and Services.

Incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the caption "Relationship with Independent Registered Public Accounting Firm."

Notes to Consolidated Financial Statements — (Continued)

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
(3)
Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.12	Form of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.1	4/7/2022
4.13	Schedule to Exhibit 4.12 - Holders of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.2	4/7/2022
4.14	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022

Notes to Consolidated Financial Statements — (Continued)

4.15	Schedule to Exhibit 4.14 - Holders of Credit Agreement Warrants to Purchase Common Stock (Warberg entities)	10-Q	001-40988	4.13	8/10/2022
4.16	Form of Indenture for Senior Debt Securities	S-3	333-270366	4.6	3/8/2023
4.17	Form of Indenture for Subordinated Debt Securities	S-3	333-270366	4.7	3/8/2023
10.1	Form of Indemnification Agreement	S-1/A	333-260136	10.1	10/25/2021
10.2	Amendment No. 5 to Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc., Perceptive Credit Holdings, LP and Perceptive Credit Holdings III, LP	S-1	333-260136	10.8	10/8/2021
10.3	Amended and Restated Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc. and Perceptive Credit Holdings III, LP	S-1	333-260136	10.9	10/8/2021
10.4	2007 Stock Plan	S-1	333-260136	10.10	10/8/2021
10.5	2017 Sonendo, Inc. Stock Incentive Plan and related form agreements	S-1	333-260136	10.11	10/8/2021
10.6	2021 Incentive Award Plan	S-1/A	333-260136	10.12	10/25/2021
10.6.1	Form of Restricted Stock Unit Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.1	10/25/2021
10.6.2	Form of Option Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.2	10/25/2021
10.7	Sonendo, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260136	10.13	10/25/2021
10.8	Non-Employee Director Compensation Program	S-1/A	333-260136	10.18	10/25/2021
10.9	Executive Severance Plan	S-1/A	333-260136	10.19	10/25/2021
10.10	Employment Offer Letter by and between Sonendo, Inc. and Bjarne Bergheim, effective July 1, 2012	S-1	333-260136	10.14	10/8/2021
10.11	Employment Offer Letter by and between Sonendo, Inc. and Mehrzad Khakpour, effective September 26, 2014	S-1	333-260136	10.16	10/8/2021
10.12	Standard Business Park Lease, dated July 15, 2020, by and between Sonendo, Inc. and Laguna Cabot Road Business Park, LP	S-1	333-260136	10.2	10/8/2021
10.13	Amendment No.1 to Amended and Restated Credit Agreement and Guranty, dated as of April 6, 2022, by and among Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	4/7/2022
10.14	Form of Institutional Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.1	9/23/2022
10.15	Form of Retail Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.2	9/23/2022
10.16	Form of Pre-Funded Warrant (September 2022)	8-K	001-40988	10.3	9/23/2022

Notes to Consolidated Financial Statements — (Continued)

10.17	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of January 13, 2023, by and between Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	1/17/2023
10.18	Asset Purchase Agreement, between TDO Software, Inc., Valsoft Corporation Inc. and Aspire USA LLC, effective as of March 1, 2024	8-K	001-40988	10.2	3/5/2024
10.19	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, by and between Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.2	3/5/2024
21.1	List of Subsidiaries	10-K	001-40988	21.1	3/23/2022
23.1	Consent of independent registered public accounting firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*adver
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
97.1	Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Sonendo, Inc.

Date: March 11, 2024	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bjarne Bergheim	President, Chief Executive Officer and Director	March 11, 2024
Bjarne Bergheim	(principal executive officer)

/s/ Michael P. Watts	Chief Financial Officer	March 11, 2024
Michael P. Watts	(principal financial and accounting officer)

/s/ Anthony P. Bihl III	Director	March 11, 2024
Anthony P. Bihl III

/s/ Carolyn Beaver	Director	March 11, 2024
Carolyn Beaver

/s/ Olav Bergheim	Director	March 11, 2024
Olav Bergheim

/s/ Karen McGinnis	Director	March 11, 2024
Karen McGinnis

/s/ Raj Pudipeddi	Director	March 11, 2024
Raj Pudipeddi

/s/ Sadie Stern	Director	March 11, 2024
Sadie Stern