Form 10-Q
period 2024-03-31
Sonendo, Inc.
filed 2024-05-08
CIK 1407973

za ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 70,455,399 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2023 and in the filings we make with Securities and Exchange Commission (the “SEC”) from time to time.

•
We are an early-stage company with a history of significant net losses, we expect to continue to incur operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•
Our common stock has been delisted from the New York Stock Exchange (“NYSE”), which may negatively impact our stockholders and the trading price and liquidity of our common stock.
•
Our revenue is primarily generated from sales of our GentleWave Console and the accompanying single-use procedure instruments (“PIs”) and we are therefore highly dependent on the success of these offerings.
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
•
Anti-takeover provisions in our Certificate of Incorporation and Bylaws, as well as those under Delaware law could prevent or delay a change in control.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,580	$14,009
Short-term investments	15,009	32,773
Accounts receivable, net	4,176	4,790
Inventory	12,116	11,074
Prepaid expenses and other current assets	1,611	1,969
Current assets of discontinued operations	1,162	656
Total current assets	52,654	65,271
Property and equipment, net	767	461
Operating lease right-of-use assets	3,227	2,703
Other assets	127	128
Non-current assets of discontinued operations	—	9,597
Total assets	$56,775	$78,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916	$1,142
Accrued expenses	2,737	3,072
Accrued compensation	1,470	2,413
Operating lease liabilities	1,172	1,250
Current portion of term loan	10,800	24,900
Other current liabilities	1,786	1,844
Current liabilities of discontinued operations	73	700
Total current liabilities	18,954	35,321
Operating lease liabilities, net of current	1,888	1,423
Term loan, net of current	10,911	12,467
Other liabilities	491	530
Total liabilities	32,244	49,741
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 70,449,873 shares as of March 31, 2024 and 63,547,467 shares as of December 31, 2023	70	64
Additional paid-in-capital	461,237	458,357
Accumulated other comprehensive loss	(1)	11
Accumulated deficit	(436,775)	(430,013)
Total stockholders’ equity	24,531	28,419
Total liabilities and stockholders’ equity	$56,775	$78,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$7,047	$8,678
Cost of sales
Product and service	4,900	6,700
Impairment of long-lived assets	146	—
Total cost of sales	5,046	6,700
Gross profit	2,001	1,978
Operating expenses:
Selling, general and administrative	10,061	14,114
Research and development	2,189	2,927
Total operating expenses	12,250	17,041
Operating loss	(10,249)	(15,063)
Other expense, net:
Interest and financing costs, net	(1,940)	(579)
Loss before income tax expense	(12,189)	(15,642)
Income tax expense	—	—
Loss from continuing operations, net of tax	(12,189)	(15,642)
Income from discontinued operations, net of tax (Note 3)	5,427	271
Net loss	$(6,762)	$(15,371)

Other comprehensive income (net of tax):
Unrealized (loss) gain on short-term investments	(12)	56
Comprehensive loss	$(6,774)	$(15,315)
Net loss per share from continuing operations – basic and diluted	$(0.13)	$(0.16)
Net income per share from discontinued operations – basic and diluted	$0.06	$0.00
Net loss per share – basic and diluted	$(0.07)	$(0.16)
Weighted-average shares outstanding – basic and diluted	94,822,835	93,391,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2023	63,547,467	$64	$458,357	$11	$(430,013)	$28,419
Employee stock plans	790,524	—	(4)	—	—	(4)
Stock-based compensation	—	—	2,890	—	—	2,890
Exercise of pre-funded warrants	6,111,882	6	(6)	—	—	—
Unrealized gain on short-term investments		—	—	(12)	—	(12)
Net loss		—	—	—	(6,762)	(6,762)
Balance at March 31, 2024	70,449,873	$70	$461,237	$(1)	$(436,775)	$24,531

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	49,974,281	$50	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	216,105	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	1,062,080	1	—	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	51,252,466	51	453,002	(5)	(384,465)	68,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,762)	$(15,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	339
Amortization of intangible assets	51	166
Amortization of right-of-use lease assets	322	325
Impairment of long-lived assets	146	—
Stock-based compensation	2,890	1,942
Amortization of debt issuance costs	1,144	146
Accretion of available for sale securities, net	(264)	(634)
Gain on sale of discontinued operations	(5,703)	—
Changes in operating assets and liabilities:
Accounts receivable, net	906	(634)
Inventory	(1,403)	(561)
Prepaid expenses and other assets	812	(694)
Accounts payable	(260)	896
Accrued expenses and other liabilities	(1,492)	(1,614)
Deferred revenue	128	(95)
Accrued compensation	(1,268)	(1,187)
Net cash used in operating activities	(10,689)	(16,976)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(15,125)
Proceeds from maturities of available-for-sale securities	18,015	27,300
Purchases of property and equipment	(146)	(210)
Proceeds from sale of discontinued operations, net	14,204	—
Net cash provided by investing activities	32,073	11,965
Financing activities:
Principal repayments on term loan	(16,800)	—
Tax paid on vested stock awards under employee stock plan	(4)	—
Principal repayments on finance lease	(9)	(7)
Proceeds from exercise of pre-funded warrants	—	1
Net cash used in financing activities	(16,813)	(6)
Net increase (decrease) in cash and cash equivalents	4,571	(5,017)
Cash and cash equivalents at beginning of period	14,009	17,665
Cash and cash equivalents at end of period	$18,580	$12,648

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,300	$1,387
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$826	$1,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Description of Business

Sonendo, Inc. (the “Company” or “we” and “our”) was incorporated in June 2006 pursuant to the laws of the State of Delaware under the name Dentatek Corporation. In March 2011, the Company changed its name to Sonendo, Inc. The Company is a medical technology company that has developed and is commercializing the GentleWave System to treat tooth decay. The Company’s principal market is the United States (“U.S.”). The Company’s products include the GentleWave System, which is cleared by the U.S. Food and Drug Administration (the “FDA”) for sale in the U.S. and approved by Health Canada in Canada, along with the system’s sterilized, single-use procedure instruments (“PIs”).

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of SEC Regulation S-X on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The results of operations included in these condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 11, 2024.

As discussed in Note 3, “Discontinued Operations”, on March 1, 2024, the Company divested its software segment by selling substantially all assets and liabilities of TDO Software, Inc, its wholly owned subsidiary. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. The Company's Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the three months ended March 31, 2024 and 2023. All amounts and disclosure included in the Notes to condensed consolidated financial statements reflect only the Company's continuing operations unless otherwise noted.

Liquidity and Going Concern

On September 27, 2022, the Company completed a private placement (the “Private Placement”), issuing an aggregate of approximately 23.0 million shares of its common stock at a purchase price of $0.95 per share and pre-funded warrants to purchase an aggregate of 43.3 million shares of common stock at a purchase price of $0.949 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. The aggregate net proceeds from the Private Placement, after deducting placement agent fees and other offering expenses, were $59.0 million. See Note 6, Stockholders’ Equity, for additional information.

As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of $33.6 million and $23.2 million in principal outstanding under its term loan facility.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of March 31, 2024 had an accumulated deficit of $436.8 million. During the three months ended March 31, 2024, the Company incurred net losses of $12.2 million, used $10.7 million of cash and cash equivalents in its continuing operations, and recognized a gain of $5.7 million from sale of discontinued operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of its products and achieves a level of revenues adequate to support its operations.

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

The Company’s ability to continue as a going concern depends on its ability to continue to commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan as amended in March 2024 (see Note 10). Without additional financing, the Company will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern and, therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company will require additional financing in order to fund its future expected negative cash flows. Due to its failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. The Company commenced trading on the OTCQX on the same day. In April 2024, the Company withdrew its request to appeal and the NYSE and our common stock has been delisted from the NYSE, which may negatively impact the Company’s stockholders and the trading price and liquidity of its common stock. Over-the-counter markets are more limited than the NYSE, and it is likely that there will be significantly less liquidity in the trading of the Company’s common stock. The delisting of the Company’s common stock from the NYSE could have material adverse effects on its business, financial condition and results of operations.

The Company has active plans to mitigate these conditions. Specifically, the Company has been taking steps and plans to further reduce negative cash flow through operating expense reductions. The Company is evaluating multiple opportunities, which may include soliciting external investment or seeking strategic partnerships. Additionally, as detailed in Note 3 and Note 10, the Company closed on the sale of TDO Software, Inc. (“TDO”) and renegotiated its covenant requirements with its lender, among other terms, which resulted in the Company remitting $15 million of principal payments on its outstanding borrowings. Its plans are subject to inherent risks and uncertainties and there can be no assurance that its plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Effects of the Macroeconomic Environment

The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Operating Segments

The Company previously had two operating and reportable segments: Product and Software. Following the divestiture of the software business on March 1, 2024, there were no substantial assets or operations of the software segment. The software segment was reported as Discontinued Operations as of March 31, 2024, and is presented as such for all periods in this report.

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

2. Summary Accounting Policies and Recent Accounting Pronouncements

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Revenue recorded from continuing operations is generated from sales of the GentleWave Console and related PIs and accessories and services on its GentleWave Console. The Company’s products are sold primarily in the United States and Canada directly to customers through its field sales force.

Performance Obligations

The Company’s performance obligations from continuing operations primarily arise from the manufacture and delivery of the GentleWave System, related PIs and accessories, and to a lesser extent, performance of service contracts on its GentleWave Consoles. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Consideration may be variable based on volume.

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

The Company generally does not experience significant returns. If necessary, a provision is recorded for estimated sales returns and allowances and is deducted from gross product revenue to arrive at net product revenue in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves established, a reduction or increase to revenue will be recorded in the period in which such a determination is made.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Total contract liabilities - extended service contracts	$1,048	$920
Less: long-term portion	281	302
Contract liabilities – current	$767	$618

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liability balance as of December 31, 2023 and 2022 was $0.2 million and $0.1 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding disaggregated revenues and the timing of when goods and services are transferred:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Product revenue recognized at a point in time	$6,730	$8,524
Service revenue recognized over time	317	154
Total revenue	$7,047	$8,678

No individual customer accounted for more than 10% of sales for the three months ended March 31, 2024 and 2023.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the three months ended March 31, 2024 and 2023, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$1,269	$1,930
Provision for warranties issued	200	195
Warranty costs incurred	(427)	(368)
Balance at end of period	$1,042	$1,757
Current portion	$980	$1,335
Non-current portion	62	422
Total	$1,042	$1,757

The warranty liabilities, current and non-current, are included in other current liabilities and other liabilities, respectively, on the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Pronouncement Recently Adopted

None.

3. Discontinued Operations

On March 1, 2024, the Company entered into an Asset Purchase Agreement by and among TDO, Valsoft Corporation Inc., a Quebec corporation, and Aspire USA LLC, a Delaware limited liability company and affiliate of Valsoft (collectively “Valsoft”), pursuant to which TDO agreed to sell to Valsoft substantially all the assets and liabilities relating to the Company’s software segment. As consideration for the transaction, Valsoft agreed to pay TDO approximately $16.0 million, with $15.0 million paid on March 1, 2024 and $1.0 million due in approximately 12 months. In connection with the transaction, Valsoft agreed to make offers of employment to certain employees of the Business on terms that are comparable to those currently in effect for such employees. The Asset Purchase Agreement contains certain representations, warranties and covenants of each of TDO and Valsoft. Each of TDO and the Valsoft has agreed to indemnify the other for certain losses arising out of breaches of representations and covenants and for certain losses arising out of retained liabilities or assumed liabilities relating to the TDO business, as applicable, subject to customary limitations.

The divestiture met the criteria to be accounted for as a discontinued operation as of March 31, 2024. Accordingly, the operating results of the continued and discontinued operations for the three months ended March 31, 2024 are presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss within income from discontinued operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$1,389	$2,046
Cost of sales	510	678
Gross profit	879	1,368
Operating expenses:
Selling, general and administrative	679	552
Research and development	476	567
(Loss) income from discontinued operations, net of tax	(276)	249
Other income	—	22
Gain on sale of discontinued operations, net of tax	5,703	—
Net income from discontinued operations	$5,427	$271

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

The following table presented assets and liabilities of discontinued operations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Current assets:	$1,162	$656
Non-current assets:
Intangible assets, net	—	661
Goodwill	—	8,454
Other	—	482
Total assets of discontinued operations	$1,162	$10,253

Current liabilities:
Accounts payable	—	34
Accrued expenses	53	194
Accrued compensation	20	345
Operating lease liabilities	—	127
Total liabilities of discontinued operations	$73	$700

Depreciation and amortization of long-lived assets, stock-based compensation expense and capital expenditures of discontinued operations were not material for each of the three-months ended March 31, 2024 and 2023.

4. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Raw materials	$6,534	$6,450
Work in process	338	278
Finished goods	5,244	4,346
Total inventory	$12,116	$11,074

The balance of the reserve of excess and obsolete inventory was 0.8 million for each of the periods ending March 31, 2024 and December 31, 2023.

5. Fair Value of Financial Instruments

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$17,671	$17,671	$—	$—
Total cash equivalents at fair value	17,671	17,671	—	—
Short-term investments:
U.S. treasury securities	5,697	5,697	—	—
Commercial paper and corporate bonds	9,312	—	9,312	—
Total short-term investments at fair value	15,009	5,697	9,312	—
Total assets at fair value	$32,680	$23,368	$9,312	$—

	March 31, 2024
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$5,697	$5,697	$—	$—
Commercial paper and corporate bonds	$9,312	9,313	1	(2)
Total available-for-sale securities at fair value	$15,009	$15,010	$1	$(2)

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,761	$10,761	$—	$—
Corporate Bonds	1,827	—	1,827	—
Total cash equivalents at fair value	12,588	10,761	1,827	—
Short-term investments:
U.S. treasury securities	14,826	14,826	—	—
Commercial paper and corporate bonds	13,204	—	13,204	—
U.S. government agency bonds	4,743	—	4,743	—
Total short-term investments at fair value	32,773	14,826	17,947	—
Total assets at fair value	$45,361	$25,587	$19,774	$—

	December 31, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,826	$14,820	$6	$—
Commercial paper and corporate bonds	$13,204	$13,197	$9	$(2)
U.S. government agency bonds	4,743	4,745	—	(2)
Total available-for-sale securities at fair value	$32,773	$32,762	$15	$(4)

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

6. Stockholders’ Equity

Warrants

In April 2022, the Company amended its term loan and the warrants previously issued to Perceptive Credit Holdings III, LP (“Perceptive”) and certain of its affiliates to purchase an aggregate of 304,105 shares of its common stock. Such warrants were amended solely to reduce the exercise price of the warrants to $12.00 per share.

Warrants issued and outstanding at March 31, 2024 and December 31, 2023 included 19,179 warrants with exercise price of $10.95 per share and 304,105 warrants with exercise price of $12.00 per share in each period. These warrants expire between June 2024 and August 2031.

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

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. The threshold is subject to the Purchasers’ rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the Purchasers to the Company. As of March 31, 2024, approximately 6.1 million shares have been issued pursuant to the exercise of pre-funded warrants and 24.9 million shares underlying the pre-funded warrants remain outstanding.

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

7. Stock Based Compensation

Stock-based Compensation Expenses

The following tables present the Company’s stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”)) granted under the Company’s incentive plans, and rights to purchase shares of common stock issued under the Company’s Employee Stock Purchase Plan (“ESPP”) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31:

	Three months ended March 31,
	2024	2023
	(in thousands)
Options	$390	$831
RSUs	2,500	1,066
ESPP	—	45
Total stock-based compensation expense	$2,890	$1,942

	Three months ended March 31,
	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing perations	Discontinued operations	Total
	(in thousands)
Cost of sales	$302	$79	$381	$139	$9	$148
Selling, general and administrative	1,724	199	1,923	1,540	22	1,562
Research and development	495	91	586	224	8	232
Total stock-based compensation expense	$2,521	$369	$2,890	$1,903	$39	$1,942

During the three months ended March 31, 2024, the Company immediately vested 457,093 outstanding RSUs granted to certain non-executive employees in the continuing operations and recognized $1.6 million unamortized compensation expenses associated with these RSUs, with approximately $0.3 million expenses recorded in cost of sales, $0.8 million in selling, general and administrative and $0.4 million in research and development.

During the three months ended March 31, 2024, the Company immediately vested 132,394 outstanding RSUs granted to certain non-executive employees in the discontinued operations and recognized $0.3 million unamortized compensation expenses associated with these RSUs, as presented in the table above.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2024.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$1,672	1.4
RSUs	5,427	2.4
Total unamortized compensation cost	$7,099

Plan Activities

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2023	2,383,641	$2.86
Forfeited	(205,041)	$2.41
Expired	(28,081)	$1.10
Options outstanding, March 31, 2024	2,150,519	$2.92	6.1	$-
Options vested and exercisable, March 31, 2024	1,743,488	$2.95	5.5	$-

There were no options granted during the three months ended March 31, 2024 and 2023.

The following table summarizes the non-vested stock options that were outstanding as of March 31, 2024 and December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2023	461,287	$5.33
Non-vested Options, March 31, 2024	407,031	$1.36

The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was $0.3 million and $0.7 million, respectively.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the three months ended March 31, 2024, the Company did not repurchase any shares. There was no material number of shares of common stock subject to repurchase as of March 31, 2024. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the three months ended March 31, 2024 and 2023.

The following table summarizes RSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2023	3,342,621	$2.60
Granted	—	—
Vested	(813,349)	$3.26
Forfeited	(145,499)	$1.81
RSUs outstanding, March 31, 2024	2,383,773	$2.42

During the three months ended March 31, 2024, vested RSUs included a total of 589,487 aforementioned immediately vested outstanding RSUs.

8. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to March 2028, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

As of March 31, 2024, the Company has not entered into any new leases that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2024 (remaining nine months)	$937
2025	1,008
2026	892
2027	480
2028	122
Total future minimum lease payments	3,439
Less: Imputed Interest	(379)
Present value of operating lease liabilities	$3,060
Less: Current portion	1,172
Long-term operating lease liabilities	$1,888

Weighted average remaining lease term in years	3.08
Weighted average discount rate	8.24%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Rent expense	$356	$386
Variable lease costs	—	32
Total	$356	$418

Cash paid for operating leases	$370	$376

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of sales	$80	$70
Selling, general and administrative	276	348
Total	$356	$418

9. Commitments and Contingencies

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

10. Term Loan

Perceptive loan

On January 13, 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Perceptive (the “Amended Perceptive Loan Agreement”) to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the three months ended March 31, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

On March 1, 2024, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, the Company made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Accordingly, $1.0 million of the unamortized debt issuance costs were expensed.

For the three months ended March 31, 2024 and 2023, the effective interest rate of the Amended Perceptive Loan, was 21.22% and 16.71%, respectively. As of March 31, 2024 and 2023, the fair value of the Amended Perceptive Loan approximates its carrying amount.

Pursuant to the Third Amendment, future principal repayments and the net carrying value of the Perceptive Loan as of March 31, 2024, are as follows:

Principal
(in thousands)
Remaining 9 months of 2024	$8,100
2025	10,800
2026	4,300
Total principal payment	23,200
Debt discounts	(1,489)
Net carrying value	$21,711

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

Total revenue generated from continuing and discontinued operations for the 12-months period ended March 31, 2024 was $41.6 million, and cash and cash equivalents and short term investment balance was $33.6 million as of March 31, 2024. As such, the Company was in compliance with all financial covenants and conditions under the Amended Perceptive Loan Agreement as of March 31, 2024.

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2024 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2023 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of March 31, 2024.

The Company is subject to U.S. federal and various states income taxes. The federal returns for tax years 2021 through 2023 remain open to examination and the state returns remain subject to examination for tax years 2020 through 2023. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. All other state jurisdictions remain open to examination.

12. Segment Information

The Company previously operated and reported its results in two business segments, Product and Software. Software segment assets included goodwill and intangible assets, which were derecognized in connection with the divestiture of the software business on March 1, 2024. Following the divestiture, there were no substantial assets or operations of the software segment.

The software segment was reported as Discontinued Operations as of March 31, 2024, and is presented as such for all periods in this report. For more information, see Note 3 “Discontinued Operations.”

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except shares and per share data)
Numerator:
Loss from continuing operations, net of tax	$(12,189)	$(15,642)
Income from discontinued operations, net of tax	5,427	271
Net loss	$(6,762)	$(15,371)
Denominator:
Weighted-average shares outstanding – basic and diluted	94,822,835	93,391,444
Net loss per share – basic and diluted	$(0.07)	$(0.16)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	2,150,519	2,748,494
RSUs	2,383,773	5,598,529
Warrants	323,284	331,503
Total	4,857,576	8,678,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage medical technology company focused on saving teeth from tooth decay, the most prevalent chronic disease globally. We have developed and manufacture the GentleWave® System, an innovative technology platform designed to treat tooth decay by cleaning and disinfecting the microscopic spaces within teeth without the need to remove tooth structure. The GentleWave System employs a sterilized, single-use procedure instrument ("PI"), to transform root canal therapy (“RCT”), by addressing the limitations of conventional methods.

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

As of March 31, 2024, we had an installed base of approximately 1,142 GentleWave Systems. We generated revenue of $7.0 million and incurred a net loss of $12.2 million from continuing operations for the three months ended March 31, 2024, compared to revenue of $8.7 million and a net loss of $15.6 million for the three months ended March 31, 2023. As of March 31, 2024, we had cash and cash equivalents and short-term investments of $33.6 million, an accumulated deficit of $436.8 million, and $23.2 million in principal outstanding under our term loan facility.

We expect to continue to incur net losses for the next several years. We expect to continue to make investments in our sales and marketing organization, including expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we will continue to incur expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we require additional financing to fund our operations and planned growth.

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding term loans (see Note 10 to the Condensed Consolidated Financial Statements). We will require additional financing in order to fund our future expected negative cash flows. There is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business (see Liquidity and Capital Resources section).

On March 1, 2024, we divested our TDO software segment by selling substantially all the assets and liabilities of TDO, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the balance due in approximately 12 months. A gain of $5.7 million on sale of the software business was recorded in income from discontinued operations.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: We have focused on driving adoption of the GentleWave Procedure among endodontists in the United States and Canada. To drive further adoption of our system, we will continue to restructure our team of capital sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PI, and to scale our manufacturing operations efficiently. We are undertaking continuous margin improvement programs, including simplifying our product offering to one PI that can be used across various platforms, implementing lean manufacturing methods and working with our suppliers to reduce material costs. CleanFlow PI is now our leading PI and we have phased out the legacy PI designed for molar teeth (a “Molar PI”), anteriors and premolars (an “APM PI”) substantially in early 2024. We anticipate that the combination of these strategies will continue driving margin improvement.
•
Commercial organization: As of March 31, 2024, our sales and customer support team consisted of approximately 54 employees. We intend to continue to re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The effectiveness of our commercial organization re-prioritization can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

Stock Listing

Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. We withdrew our request for an appeal and our common stock was delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock.

Components of Our Results of Operations

As discussed in Note 3, “Discontinued Operations” to the accompanying unaudited Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, on March 1, 2024, we divested our software segment by selling substantially all assets and liabilities of TDO Software, Inc, our wholly owned subsidiary. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. Our Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the three months ended March 31, 2024 and 2023.

Revenue

Our revenue from continuing operations consists primarily of product and service revenue. We generate product revenue on the capital sale of our GentleWave Console and recurring sales of our single-use PIs and accessories. To a lesser extent, we also derive revenue from service and repair and extended warranty contracts with our existing customers. We expect our product and service revenue to increase in absolute dollars as we increase adoption and utilization of our GentleWave System, though revenues may fluctuate from quarter to quarter. We also expect the growth of recurring sales of our single-use PI and accessories to outpace the growth of capital sales of our GentleWave Console. Prior period financial statements have been recast so that software revenue is included in the discontinued operations.

Cost of Sales and Gross Margin

Cost of sales from continuing operations consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include personnel compensation, including stock-based compensation expenses, facilities, production equipment depreciation, operations supervision, quality control, material procurement, intangible assets amortization and impairment of long-lived assets. We provide a one-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product costs, though it may fluctuate from period to period. Prior period financial statements have been recast so that software cost of sales is included in the discontinued operations.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our previous software segment gross margin is generally higher than our product gross margin. Prior period financial statements have been recast to exclude the software segment from continuing operations. We expect gross margin to fluctuate in the short term, however, to increase year over year. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

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

Impairment of Long-lived Assets

Long-lived assets include definite-lived intangibles, long-lived fixed assets and lease right-of-use assets. An impairment charge of long-lived assets is recognized when an assessment of potential impairment indicates that an asset’s carrying amount is not recoverable. The carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

Other Income (Expense), Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan and investment income in our continuing operations.

Income from Discontinued Operations

Income from discontinued operations consists primarily of (loss) income from TDO software business and gain from sale of TDO assets and liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table shows our results of operations for the three months ended March 31, 2024 and 2023, together with the dollar and percentage change in those items:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	7,047	8,678	(1,631)	(19)%
Cost of sales
Product	4,900	6,700	(1,800)	(27)%
Impairment of long-lived assets	146	—	146	100%
Total cost of sales	5,046	6,700	(1,654)	(25)%
Gross profit	2,001	1,978	23	1%
Gross margin	28%	23%
Operating expenses:
Selling, general and administrative	10,061	14,114	(4,053)	(29)%
Research and development	2,189	2,927	(738)	(25)%
Total operating expenses	12,250	17,041	(4,791)	(28)%
Operating loss	(10,249)	(15,063)	4,814	(32)%
Other income (expense), net:
Interest and financing costs, net	(1,940)	(579)	(1,361)	235%
Loss before income tax expense	(12,189)	(15,642)	3,453	(22)%
Income tax expense	—	—	—	—
Loss from continued operations, net of tax	(12,189)	(15,642)
Income from discontinued operations, net of tax	5,427	271	5,156	1903%
Net loss	$(6,762)	$(15,371)	8,609	(56)%

Revenue

Revenue from continuing operations decreased $1.6 million, or 19%, for the three months ended March 31, 2024 from the comparable period in the prior year, which was primarily driven by lower sales volumes in PIs, partially offset by an increase in the average selling price of PIs by approximately 6%. For the three months ended March 31, 2024, we generated $1.8 million and $4.2 million from the sale of GentleWave consoles and PIs, respectively, compared to $2.0 million and $5.7 million, respectively, for the three months ended March 31, 2023.

Cost of sales and Gross margin

Cost of sales from continuing operations decreased $1.8 million, or 27%, for the three months ended March 31, 2024 from the comparable period in the prior year, which was primarily attributable to lower PI volume sold. The decrease is partially offset by expenses of $0.3 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the three months ended March 31, 2024.

Gross margin increased 6% for the three months ended March 31, 2024 from the comparable period in the prior year, primarily due to higher PI average selling price and lower cost on per unit basis.

Selling, general and administrative expenses

SG&A expenses decreased $4.1 million, or 29%, for the three months ended March 31, 2024 from the comparable period in the prior year, primarily driven by an approximately $2.5 million decrease in employee-related compensation and benefit expenses, including stock-based compensation, and recruiting expenses, as a result of the reduction in headcount. The decrease was also attributed lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. The decrease is partially offset by expenses of $0.8 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the three months ended March 31, 2024.

Research and development expenses

R&D expenses decreased $0.7 million, or 25%, for the three months ended March 31, 2024 from the comparable period in the prior year, which was primarily driven by decrease in employee related compensation and benefit expenses due to lower headcount. The decrease is partially offset by expenses of $0.4 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the three months ended March 31, 2024.

Other expense, net

Total other expense, net for the three months ended March 31, 2024 increased compared to the prior year periods, mainly due to a $1.0 million expense of the unamortized debt issuance costs of our term loan resulting from the principal prepayment.

Income from Discontinued Operations

Income from discontinued operations for the three months ended March 31, 2024 consists primarily of gain of $5.7 million from sale of TDO assets and liabilities and loss from TDO software business for the period from January 1, 2024 to March 1, 2024, which includes expenses of $0.3 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees.

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

As of March 31, 2024, we had cash and cash equivalents and short-term investments of $33.6 million, an accumulated deficit of $436.8 million, and $23.2 million in principal outstanding under our term loan facility. For the three months ended March 31, 2024 and 2023, our net losses from continuing operations were $12.2 million and $15.6 million, respectively, and our net cash used in operating activities was $10.7 million and $17.0 million, respectively.

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

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan (see Note 10 to the Condensed Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

We will require additional financing in order to fund future expected negative cash flows. Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. In April 2024, we withdrew the request to appeal the NYSE’s delisting determination and our common stock was delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock.

Over-the-counter markets are more limited than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock. The delisting of our common stock from the NYSE could have material adverse effects on our business, financial condition and results of operations due to, among other things:

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

We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. We are evaluating multiple opportunities, which may include soliciting external investment or seeking strategic partnerships. Additionally, as detailed in Note 3 to the Consolidated Financial Statements, we closed on the sale of TDO and renegotiated our covenant requirements with our lender, among other terms, which resulted in us remitting $15 million of principal payments on our outstanding borrowings. Our plans are subject to inherent risks and uncertainties and there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Indebtedness

On January 13, 2023, we entered into the Second Amendment to the Amended Perceptive Loan Agreement to replace the existing benchmark rate from the one-month LIBOR with a one-month SOFR. All other terms remain unchanged on the original agreement. For the three months ended March 31, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

On March 1, 2024, we entered to the Third Amendment to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, the Company made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Accordingly, $1.0 million of the unamortized debt issuance costs were expensed.

For the three months ended March 31, 2024 and 2023, the effective interest rate of the Amended Perceptive Loan, was 21.22% and 16.71%, respectively. As of March 31, 2024 and 2023, the fair value of the Amended Perceptive Loan approximates its carrying amount.

The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO software assets. Future principal repayments and the net carrying value of the Perceptive Loan, as of December 31, 2023, are as follows:

Principal
(in thousands)
Remaining 9 months of 2024	$8,100
2025	10,800
2026	4,300
Total principal payment	23,200
Debt discounts	(1,489)
Net carrying value	$21,711

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

Revenue generated from continuing and discontinued operations for the 12-months period ended March 31, 2024 was $41.6 million, and cash and cash equivalents and short term investment balance was $33.6 million as of March 31, 2024. As such, we were in compliance with all financial covenants and conditions under the agreement as of March 31, 2024.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(10,689)	$(16,976)
Investing activities	32,073	11,965
Financing activities	(16,813)	(6)
Net increase (decrease) in cash and cash equivalents	$4,571	$(5,017)

Operating Activities

Net cash used in operating activities was $10.7 million for the three months ended March 31, 2024, primarily consisting of net loss of $6.8 million and gain on sales of discontinued operations of $5.7 million, as adjusted for non-cash items of $4.4 million, partially offset by a net change in our net operating assets and liabilities of $2.6 million. Non-cash items primarily consisted of $2.9 million in stock-based compensation and $1.1 million of amortization of debt issuance costs. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $1.4 million increase inventory due to managing production level, $1.0 million increase in accrued expenses and other liabilities on payments to vendors and a $1.0 million increase in accrued compensation due to year-end bonus payout, partially offset by changes in accounts receivable, prepaid expenses and other assets and accounts payable attributable to timing of payment.

Net cash used in operating activities was $17.0 million for the three months ended March 31, 2023, primarily consisting of net loss of $15.2 million as adjusted for non-cash items of $2.3 million and a net change in our net operating assets and liabilities of $3.9 million. Non-cash items primarily consisted of $0.7 million in depreciation and amortization and $1.9 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $1.7 million increase in accrued expenses and other liabilities on payments to vendors and a $1.2 million increase in accrued compensation due to year-end bonus payout. Changes in our net operating assets and liabilities also resulted from changes in accounts receivable, inventory, prepaid expenses and other assets and accounts payable attributable to timing of payment.

Investing Activities

Net cash provided by investing activities was $32.1 million for the three months ended March 31, 2024, as a result of $18.0 million proceeds from maturities of available-for-sale securities and $14.2 million net proceeds from sale of discontinued operations, partially offset by the purchases of property and equipment. Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment.

Financing Activities

Net cash used in financing activities was $16.8 million for the three months ended March 31, 2024, primarily due to principal repayment on our term loan. Net cash used in financing activities for the three months ended March 31, 2024 was immaterial.

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

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 11, 2024.

JOBS Act Accounting Election and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Item 1A. Risk Factors.

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. Except as set forth below, there have been no material changes to the risk factors previously described in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.12	Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.1	4/7/2022
4.13	Schedule to Exhibit 4.11 - Form of Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.2	4/7/2022
4.14	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.11	8/10/2022
4.15	Schedule to Exhibit 4.14 - Holders of Credit Agreement Warrants to Purchase Common Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022
4.16	Form of Indenture for Senior Debt Securities	S-3	333-270366	4.6	3/8/2023
4.17	Form of Indenture for Subordinated Debt Securities	S-3	333-270366	4.7	3/8/2023
10.1	Offer Letter, dated March 18, 2024, between Sonendo, Inc. and Chris Guo
10.2	Asset Purchase Agreement, between TDO Software, Inc., Valsoft Corporation Inc. and Aspire USA LLC, effective as of March 1, 2024	8-K	001-40988	10.2	3/5/2024
10.3	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, by and between Sonendo, Inc. and Perceptive Credit	8-K	001-40988	10.2	3/5/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: May 8, 2024	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 8, 2024	By:	/s/ Chris Guo
Chris Guo
Interim Chief Financial Officer
(principal financial and accounting officer)