Form 10-Q
period 2024-06-30
Sonendo, Inc.
filed 2024-08-07
CIK 1407973

tza ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 72,837,868 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our common stock has been delisted from the New York Stock Exchange (“NYSE”) and is currently trading on the OTC Markets Group Inc.’s (“OTC”) OTCQX U.S. tier (the “OTCQX”). If we are unable to comply with the continued listing requirements of the OTCQX, our common stock could be moved to the OTC Pink market, which could further affect our common stock’s market price and liquidity and reduce our ability to raise capital.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,703	$14,009
Short-term investments	8,533	32,773
Accounts receivable, net	4,528	4,790
Inventory	11,798	11,074
Prepaid expenses and other current assets	1,025	1,969
Current assets of discontinued operations	927	656
Total current assets	42,514	65,271
Property and equipment, net	766	461
Operating lease right-of-use assets	2,899	2,703
Other assets	124	128
Non-current assets of discontinued operations	—	9,597
Total assets	$46,303	$78,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931	$1,142
Accrued compensation	1,550	2,413
Other accrued expenses	1,874	3,072
Operating lease liabilities	983	1,250
Current portion of term loan	10,800	24,900
Other current liabilities	1,592	1,844
Current liabilities of discontinued operations	—	700
Total current liabilities	17,730	35,321
Operating lease liabilities, net of current	1,765	1,423
Term loan, net of current	8,511	12,467
Other liabilities	428	530
Total liabilities	28,434	49,741
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 72,834,586 shares as of June 30, 2024 and 63,547,467 shares as of December 31, 2023	73	64
Additional paid-in-capital	461,938	458,357
Accumulated other comprehensive (loss) gain	(2)	11
Accumulated deficit	(444,140)	(430,013)
Total stockholders’ equity	17,869	28,419
Total liabilities and stockholders’ equity	$46,303	$78,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$8,314	$8,763	$15,361	$17,441
Cost of sales	5,198	9,248	10,244	15,948
Gross profit (loss)	3,116	(485)	5,117	1,493
Operating expenses:
Selling and marketing	4,072	7,693	9,216	15,674
General and administrative	4,163	6,416	9,080	12,549
Research and development	1,568	2,764	3,757	5,691
Total operating expenses	9,803	16,873	22,053	33,914
Operating loss	(6,687)	(17,358)	(16,936)	(32,421)
Other expense, net:
Interest and financing costs, net	(759)	(739)	(2,699)	(1,318)
Loss before income tax expense	(7,446)	(18,097)	(19,635)	(33,739)
Income tax expense	—	—	—	—
Loss from continuing operations, net of tax	(7,446)	(18,097)	(19,635)	(33,739)
Income from discontinued operations, net of tax	81	407	5,508	678
Net loss	$(7,365)	$(17,690)	$(14,127)	$(33,061)

Other comprehensive income (net of tax):
Unrealized (loss) gain on short-term investments	(1)	(25)	(13)	31
Comprehensive loss	$(7,366)	$(17,715)	$(14,140)	$(33,030)
Net loss per share from continuing operations – basic and diluted	$(0.08)	$(0.19)	$(0.21)	$(0.36)
Net income per share from discontinued operations – basic and diluted	$—	$—	$0.06	$0.01
Net loss per share – basic and diluted	$(0.08)	$(0.19)	$(0.15)	$(0.35)
Weighted-average shares outstanding – basic and diluted	95,429,233	93,684,289	95,085,847	93,538,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2023	63,547,467	$64	$458,357	$11	$(430,013)	$28,419
Employee stock plans	790,524	—	(4)	—	—	(4)
Stock-based compensation	—	—	2,890	—	—	2,890
Exercise of pre-funded warrants	6,111,882	6	(6)	—	—	—
Unrealized gain on short-term investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(6,762)	(6,762)
Balance at March 31, 2024	70,449,873	$70	$461,237	$(1)	$(436,775)	$24,531
Employee stock plans	291,098	1	—	—	—	1
Stock-based compensation	—	—	703	—	—	703
Exercise of pre-funded warrants	2,093,615	2	(2)	—	—	—
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,365)	(7,365)
Balance at June 30, 2024	72,834,586	$73	$461,938	$(2)	$(444,140)	$17,869

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	49,974,281	$50	$451,060	$(61)	$(369,094)	$81,955
Employee stock plans	216,105	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	1,062,080	1	—	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	51,252,466	$51	$453,002	$(5)	$(384,465)	$68,583
Employee stock plans	698,016	1	116	—	—	117
Stock-based compensation	—	—	2,059	—	—	2,059
Exercise of pre-funded warrants	709,202	1	(1)	—	—	—
Unrealized loss on short-term investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,690)	(17,690)
Balance at June 30, 2023	52,659,684	$53	$455,176	$(30)	$(402,155)	$53,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,127)	$(33,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137	710
Amortization of intangible assets	51	331
Amortization of right-of-use lease assets	602	628
Excess and obsolete inventory provisions	241	2,917
Impairment of long-lived assets	161	—
Stock-based compensation	3,593	4,001
Amortization of debt issuance costs	1,444	297
Accretion of available for sale securities, net	(353)	(1,272)
Gain on sale of discontinued operations	(5,703)	—
Changes in operating assets and liabilities:
Accounts receivable, net	554	(510)
Inventory	(1,398)	(616)
Prepaid expenses and other assets	1,716	6,543
Accounts payable	(245)	(3,346)
Other accrued expenses and other liabilities	(3,041)	(2,056)
Deferred revenue	169	19
Accrued compensation	(1,208)	(926)
Net cash used in operating activities	(17,407)	(26,341)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,118)	(30,733)
Proceeds from maturities of available-for-sale securities	26,698	52,500
Purchases of property and equipment	(161)	(627)
Proceeds from sale of discontinued operations, net	14,204	—
Net cash provided by investing activities	38,623	21,140
Financing activities:
Principal repayments on term loan	(19,500)	—
Tax paid on vested stock awards under employee stock plan	(4)	—
Issuance of stock under employee stock plans	—	117
Proceeds from exercise of pre-funded warrants	—	1
Principal repayments on finance lease	(18)	(15)
Net cash provided by (used in) financing activities	(19,522)	103
Net decrease in cash and cash equivalents	1,694	(5,098)
Cash and cash equivalents at beginning of period	14,009	17,665
Cash and cash equivalents at end of period	$15,703	$12,567

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,129	$2,828
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$858	$1,792

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

As discussed in Note 3, “Discontinued Operations”, on March 1, 2024, the Company divested its software segment by selling substantially all assets and liabilities of TDO Software, Inc, its wholly owned subsidiary. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. The Company's Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the six months ended June 30, 2024 and 2023. All amounts and disclosure included in the Notes to condensed consolidated financial statements reflect only the Company's continuing operations unless otherwise noted.

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

As of June 30, 2024, the Company had cash and cash equivalents and short-term investments of $24.2 million and $20.5 million in principal outstanding under its term loan facility.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of June 30, 2024 had an accumulated deficit of $444.1 million. During the six months ended June 30, 2024, the Company incurred net losses of $19.6 million, used $17.4 million of cash and cash equivalents in its continuing operations, and recognized a gain of $5.7 million from sale of discontinued operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains greater market acceptance of its products and achieves a level of revenues adequate to support its operations.

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

The Company will require additional financing in order to fund its future expected negative cash flows. Due to its failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. The Company commenced trading on the OTCQX on the same day. In April 2024, the Company withdrew its request to appeal and the NYSE and our common stock has been delisted from the NYSE, which may negatively impact the Company’s stockholders and the trading price and liquidity of its common stock. Over-the-counter markets are more limited than the NYSE, and it is likely that there will be significantly less liquidity in the trading of the Company’s common stock. The delisting of the Company’s common stock from the NYSE could have material adverse effects on its business, financial condition and results of operations. On June 4, 2024, the Company received notice from OTC that the Company’s common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 3.2.b.1 because the Company’s stock bid price closed below $0.10 for more than 30 consecutive calendar days. The Company has a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If the Company’s bid price does not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then the Company’s common stock will be moved from OTCQX to the OTC Pink market. On June 10, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of the Company’s board of directors at any time prior to the Company’s 2025 annual meeting of stockholders, with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders. The Company’s Board of Directors is evaluating the merits and timing to effect a reverse stock split. The OTCQX Rules also requires the Company to have a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days.

The Company has active plans to mitigate these conditions. Specifically, the Company has been taking steps and plans to further reduce negative cash flow through additional operating expense reductions. The Company is also actively exploring financing options, including a combination of debt, equity, and non-dilutive sources. Additionally, as detailed in Note 3 and Note 10, in March 2024, the Company closed on the sale of TDO Software, Inc. (“TDO”) and renegotiated its covenant requirements with its lender, among other terms, which resulted in the Company remitting $15 million of principal payments on its outstanding borrowings. Its plans are subject to inherent risks and uncertainties and there can be no assurance that its plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Effects of the Macroeconomic Environment

The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Operating Segments

The Company previously had two operating and reportable segments: Product and Software. Following the divestiture of the software business on March 1, 2024, there were no substantial assets or operations remaining of the software segment. The software segment was reported as discontinued operations as of June 30, 2024, and is presented as such for all periods in this report.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Total contract liabilities - extended service contracts	$1,089	$920
Less: long-term portion	243	302
Contract liabilities – current	$846	$618

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the contract liability balance as of December 31, 2023 and 2022 was $0.4 million and $0.8 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding disaggregated revenues and the timing of when goods and services are transferred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Product revenue recognized at a point in time	$7,941	$8,617	$14,671	$17,141
Service revenue recognized over time	373	146	690	300
Total revenue	$8,314	$8,763	$15,361	$17,441

No individual customer accounted for more than 10% of sales for the three and six months ended June 30, 2024 and 2023.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the six months ended June 30, 2024 and 2023, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$1,042	$1,757	$1,269	$1,930
Provision for warranties issued	243	205	443	400
Changes in estimate of pre-existing warranty	(112)	—	(112)	—
Warranty costs incurred	(419)	(383)	(846)	(751)
Balance at end of period	$754	$1,579	$754	$1,579
Current portion			$705	$1,302
Non-current portion			49	277
Total			$754	$1,579

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

3. Discontinued Operations

On March 1, 2024, the Company entered into an Asset Purchase Agreement by and among TDO, Valsoft Corporation Inc., a Quebec corporation, and Aspire USA LLC, a Delaware limited liability company and affiliate of Valsoft (collectively “Valsoft”), pursuant to which TDO agreed to sell to Valsoft substantially all the assets and liabilities relating to the Company’s software segment. As consideration for the transaction, Valsoft agreed to pay TDO approximately $16.0 million, with $15.0 million paid on March 1, 2024 and $1.0 million due approximately 12 months post-closing. In connection with the transaction, Valsoft agreed to make offers of employment to certain employees of the Business on terms that are comparable to those currently in effect for such employees. The Asset Purchase Agreement contains certain representations, warranties and covenants of each of TDO and Valsoft. Each of TDO and the Valsoft has agreed to indemnify the other for certain losses arising out of breaches of representations and covenants and for certain losses arising out of retained liabilities or assumed liabilities relating to the TDO business, as applicable, subject to customary limitations.

The divestiture met the criteria to be accounted for as a discontinued operation as of March 31, 2024. Accordingly, the operating results of the discontinued operations for the three and six months ended June 30, 2024 and 2023, respectively, are presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss within income from discontinued operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$89	$2,280	$1,478	$4,326
Cost of sales	1	697	511	1,375
Gross profit	88	1,583	967	2,951
Operating expenses:
General and administrative	7	447	524	856
Selling and marketing	—	195	162	338
Research and development	—	534	476	1,101
Income (loss) from discontinued operations, net of tax	81	407	(195)	656
Other income	—	—	—	22
Gain on sale of discontinued operations, net of tax	—	—	5,703	—
Net income from discontinued operations	$81	$407	$5,508	$678

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

The following table presented assets and liabilities of discontinued operations as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Current assets:	$927	$656
Non-current assets:
Intangible assets, net	—	661
Goodwill	—	8,454
Other	—	482
Total assets of discontinued operations	$927	$10,253

Current liabilities:
Accounts payable	$—	$34
Accrued expenses	—	194
Accrued compensation	—	345
Operating lease liabilities	—	127
Total liabilities of discontinued operations	$—	$700

Depreciation and amortization of long-lived assets, stock-based compensation expense and capital expenditures of discontinued operations were not material for each of the three and six months ended June 30, 2024 and 2023.

4. Balance Sheet Components

Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Raw materials	$6,184	$6,450
Work in process	245	278
Finished goods	5,369	4,346
Total inventory	$11,798	$11,074

The balance of the reserve of excess and obsolete inventory was $0.9 million for each of the periods ending June 30, 2024 and December 31, 2023. During the three months ended June 30, 2024, the Company recorded a reserve for excess and obsolete inventory of $0.2 million related to phasing out the legacy GentleWave Console ("Gen3") and legacy molar and anterior pre-molar procedure instruments. During the three months ended June 30, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy Gen3, and a charge of $1.2 million related to phasing out the legacy molar and anterior pre-molar procedure instruments as the Company moved to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory.

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$9,564	$9,564	$—	$—
Corporate bonds	1,514	—	1,514	—
U.S. treasury securities	3,741	3,741	—	—
Total cash equivalents at fair value	14,819	13,305	1,514	—
Short-term investments:
U.S. treasury securities	2,976	2,976	—	—
Commercial paper and corporate bonds	5,557	—	5,557	—
Total short-term investments at fair value	8,533	2,976	5,557	—
Total assets at fair value	$23,352	$16,281	$7,071	$—

	June 30, 2024
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$2,976	$2,976	$—	$—
Commercial paper and corporate bonds	5,557	5,559	—	(2)
Total available-for-sale securities at fair value	$8,533	$8,535	$—	$(2)

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,761	$10,761	$—	$—
Corporate Bonds	1,827	—	1,827	—
Total cash equivalents at fair value	12,588	10,761	1,827	—
Short-term investments:
U.S. treasury securities	14,826	14,826	—	—
Commercial paper and corporate bonds	13,204	—	13,204	—
U.S. government agency bonds	4,743	—	4,743	—
Total short-term investments at fair value	32,773	14,826	17,947	—
Total assets at fair value	$45,361	$25,587	$19,774	$—

	December 31, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,826	$14,820	$6	$—
Commercial paper and corporate bonds	13,204	13,197	9	(2)
U.S. government agency bonds	4,743	4,745	—	(2)
Total available-for-sale securities at fair value	$32,773	$32,762	$15	$(4)

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

Warrants issued and outstanding at June 30, 2024 and December 31, 2023 included 19,179 warrants with exercise price of $10.95 per share and 304,105 warrants with exercise price of $12.00 per share in each period. These warrants expire between June 2024 and August 2031.

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

The pre-funded warrants include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. The threshold is subject to the Purchasers’ rights under the pre-funded warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the Purchasers to the Company. As of June 30, 2024, approximately 8.2 million shares have been issued pursuant to the exercise of pre-funded warrants and 22.8 million shares underlying the pre-funded warrants remain outstanding.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Options	$257	$757	$647	$1,588
RSUs	446	1,229	2,946	2,295
ESPP	—	73	—	118
Total stock-based compensation expense	$703	$2,059	$3,593	$4,001

	Three months ended June 30,
	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in thousands)
Cost of sales	$8	$—	$8	$79	$12	$91
Selling and marketing	68	—	68	589	7	596
General and administrative	601	—	601	1,165	19	1,184
Research and development	26	—	26	178	10	188
Total stock-based compensation expense	$703	$—	$703	$2,011	$48	$2,059

	Six months ended June 30,
	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in thousands)
Cost of sales	$310	$79	$389	$218	$21	$239
Selling and marketing	791	59	850	1,148	12	1,160
General and administrative	1,602	140	1,742	2,146	36	2,182
Research and development	521	91	612	402	18	420
Total stock-based compensation expense	$3,224	$369	$3,593	$3,914	$87	$4,001

During the six months ended June 30, 2024, the Company immediately vested 457,093 outstanding RSUs granted to certain non-executive employees in the continuing operations and recognized $1.6 million unamortized compensation expenses associated with these RSUs, with approximately $0.3 million expenses recorded in cost of sales, $0.2 million in selling and marketing, $0.6 million in general and administrative and $0.4 million in research and development.

During the six months ended June 30, 2024, the Company immediately vested 132,394 outstanding RSUs granted to certain non-executive employees in the discontinued operations and recognized $0.3 million unamortized compensation expenses associated with these RSUs, as presented in the table above.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2024.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$1,029	0.59
RSUs	3,869	1.78
Total unamortized compensation cost	$4,898

Plan Activities

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2023	2,383,641	$2.86		$—
Forfeited/Expired	(646,470)	$2.63
Options outstanding, June 30, 2024	1,737,171	$2.94	5.6	$—
Options vested and exercisable, June 30, 2024	1,597,645	$2.79	5.5	$—

There were no options granted during the six months ended June 30, 2024. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.83.

The following table summarizes the non-vested stock options that were outstanding as of June 30, 2024 and December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2023	461,287	$5.33
Non-vested Options, June 30, 2024	139,526	$8.81

The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was $1.6 million and $0.7 million, respectively.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the six months ended June 30, 2024, the Company did not repurchase any shares. There was not a material number of shares of common stock subject to repurchase as of June 30, 2024. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the six months ended June 30, 2024 and 2023.

The following table summarizes RSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2023	3,342,621	$2.60
Granted	963,941	$0.09
Vested	(1,117,092)	$2.93
Forfeited	(602,168)	$2.46
RSUs outstanding, June 30, 2024	2,587,302	$1.55

During the six months ended June 30, 2024, vested RSUs included a total of 589,487 aforementioned immediately vested outstanding RSUs.

8. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to March 2028, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

During the six months ended June 30, 2024, the Company has not entered into any new leases that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2024 (remaining six months)	$532
2025	1,008
2026	938
2027	480
2028	122
Total future minimum lease payments	3,080
Less: Imputed Interest	(332)
Present value of operating lease liabilities	$2,748
Less: Current portion	983
Long-term operating lease liabilities	$1,765

Weighted average remaining lease term in years	2.98
Weighted average discount rate	8.19%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Rent expense	$316	$381	$672	$767
Variable lease costs	1	32	1	64
Total	$317	$413	$673	$831

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of sales	$50	$68	$130	$138
General and administrative	267	345	543	693
Total	$317	$413	$673	$831

Cash paid for operating leases	$328	$382	$698	$758

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

10. Term Loan

Perceptive loan

On January 13, 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Perceptive (the “Amended Perceptive Loan Agreement”) to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the six months ended June 30, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

On March 1, 2024, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Amended Perceptive Loan Agreement. Pursuant to the Third Amendment, the Company made a one-time $15.0 million principal repayment on March 1, 2024, and made an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and agreed to make monthly amortization payments on the outstanding principal each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Accordingly, $1.0 million of the unamortized debt issuance costs were expensed in connection with the Third Amendment.

For the six months ended June 30, 2024 and 2023, the effective interest rate of the Amended Perceptive Loan, was 21.22% and 17.23%, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the Amended Perceptive Loan approximates its carrying amount.

Pursuant to the Third Amendment, future principal repayments and the net carrying value of the Perceptive Loan as of June 30, 2024, are as follows:

Principal
(in thousands)
Remaining 6 months of 2024	$5,400
2025	10,800
2026	4,300
Total principal payment	20,500
Debt discounts	(1,189)
Net carrying value	$19,311

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

Total revenue generated from continuing and discontinued operations for the 12-months period ended June 30, 2024 was $38.9 million, and the cash and cash equivalents and short term investment balance was $24.2 million as of June 30, 2024. As such, the

Company was in compliance with all financial covenants and conditions under the Amended Perceptive Loan Agreement as of June 30, 2024.

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2024 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2023 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of June 30, 2024.

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

The software segment was reported as discontinued operations as of June 30, 2024, and is presented as such for all periods in this report. For more information, see Note 3 “Discontinued Operations.”

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Numerator:
Loss from continuing operations, net of tax	$(7,446)	$(18,097)	$(19,635)	$(33,739)
Income from discontinued operations, net of tax	81	407	5508	678
Net loss	$(7,365)	$(17,690)	$(14,127)	$(33,061)
Denominator:
Weighted-average shares outstanding – basic and diluted	95,429,233	93,684,289	95,085,847	93,538,676
Net loss per share – basic and diluted	$(0.08)	$(0.19)	$(0.15)	$(0.35)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Stock options	1,737,171	2,767,267
RSUs	2,587,302	5,258,808
Warrants	331,503	331,503
Total	4,655,976	8,357,578

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

In the United States and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We have been and expect to continue to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

As of June 30, 2024, we had an installed base of approximately 1,155 GentleWave Systems. We generated revenue of $15.4 million and incurred a net loss of $19.6 million from continuing operations for the six months ended June 30, 2024, compared to revenue of $17.4 million and a net loss of $33.7 million for the six months ended June 30, 2023. As of June 30, 2024, we had cash and cash equivalents and short-term investments of $24.2 million, an accumulated deficit of $444.1 million, and $20.5 million in principal outstanding under our term loan facility.

We expect to continue to incur net losses for the next several years. We expect to continue to make investments in our sales and marketing organization, including potentially expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. Moreover, we will continue to incur expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these expenses, we require additional financing to fund our operations and planned growth.

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

On March 1, 2024, we divested our software segment which we owned through TDO Software, Inc. (“TDO”), our wholly-owned subsidiary, by selling substantially all the assets and liabilities of TDO, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the balance due approximately 12 months post-closing. A gain of $5.7 million on sale of the software business was recorded in income from discontinued operations.

Factors Affecting Our Performance and Key Business Metrics

We believe there are several important factors that impact our operating performance and results of operations. We also regularly review several operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the following factors and key business metrics are important indicators of our performance:

•
Installed base of GentleWave Systems: We have focused on driving adoption of the GentleWave Procedure among endodontists in the United States and Canada. To drive further adoption of our system, we may continue to restructure our team of sales representatives, who are focused on system placement by directly engaging with dental practitioners and educating them about the compelling value proposition of the GentleWave Procedure. Our sales force leverages third-party data of root canal procedure volumes by practitioner, in order to enable us to efficiently and effectively identify target accounts. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PI, and to scale our manufacturing operations efficiently. We are undertaking continuous cost saving programs, including implementation of lean manufacturing methods and working with our suppliers to reduce material costs. CleanFlow PI is now our leading PI and we have phased out the legacy PI and accessories designed for molar teeth (a “Molar PI”) and anteriors and premolars (an “APM PI”) in 2024. CleanFlow PI has a lower cost to manufacture on per unit basis compared to the legacy Molar PI and APM PI. We anticipate that the combination of these strategies will continue driving gross margin improvement.
•
Commercial organization: As of June 30, 2024, our sales and customer support team consisted of approximately 45 employees. We intend to continue to re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The effectiveness of our commercial organization re-prioritization can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

Stock Listing

Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. We withdrew our request for an appeal and our common stock was delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. On June 4, 2024, we received notice from OTC that our common stock did not met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 3.2.b.1 because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We have a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If our common stock’s bid price does not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then our common stock will be moved from OTCQX to the OTC Pink market. The OTCQX Rules also requires us to have a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days. On June 10, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of the Company’s board of directors at any time prior to the Company’s 2025 annual meeting of stockholders, with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders. Our Board of Directors is evaluating the merits and timing to effect a reverse stock split.

Components of Our Results of Operations

As discussed in Note 3, “Discontinued Operations” to the accompanying unaudited Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, on March 1, 2024, we divested our software segment by selling substantially all assets and liabilities of TDO. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. Our Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the six months ended June 30, 2024 and 2023.

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

Cost of Sales and Gross Margin

Cost of sales from continuing operations consists primarily of manufacturing overhead costs, material costs, and direct labor to produce our products, warranty, provisions for slow-moving and obsolete inventory, and other direct costs such as shipping and software support. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include personnel compensation, including stock-based compensation expenses, facilities, production equipment depreciation, operations supervision, quality control, material procurement, intangible assets amortization and impairment of long-lived assets. We provide a one-year warranty on capital equipment upon initial sale, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of sales, are provided for at the time of shipment. We expect our cost of sales to increase in absolute dollars for the foreseeable future primarily as, and to the extent, our revenue grows, partially offset by lower unit product manufacturing and warranty costs, though it may fluctuate from period to period. Prior period financial statements have been recast so that software cost of sales is included in the discontinued operations.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our previous software segment gross margin is generally higher than our product gross margin. Prior period financial statements have been recast to exclude the software segment from continuing operations. We expect gross margin to fluctuate in the short term and to increase year over year. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling and Marketing

Selling and marketing expenses consist primarily of personnel compensation, including stock-based compensation, related to selling, marketing, and professional education functions. Selling and marketing expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, and professional services fees. We expect our selling and marketing expenses to decrease in absolute dollars compared to the prior year periods for the remainder of 2024 and in 2025 based on the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount and the reprioritization of our commercial infrastructure, and lower spending on sales and marketing programs and initiatives, though it may fluctuate from period to period.

General and Administrative

General and administrative expenses consist primarily of personnel compensation, including stock-based compensation, related to administration, finance, information technology, legal, and human resource functions. SG&A expenses also include travel expenses, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our G&A expenses to decrease in absolute dollars compared to the prior year periods for the remainder of 2024 and in 2025 based on the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount and lower spending on general and administrative programs, though it may fluctuate from period to period.

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to decrease in absolute dollars compared to the prior year periods for the remainder of 2024 and in 2025 based on the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future as we become more efficient in our efforts to develop, enhance, and commercialize new products and technologies. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

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

Other Income (Expense), Net

Other (expense) income, net, consists primarily of interest expense under our outstanding term loan and interest income from investments in marketable securities.

Income from Discontinued Operations

Income from discontinued operations consists primarily of income (loss) from TDO’s software business and gain from sale of TDO’s assets and liabilities.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following table shows our results of operations for the three months ended June 30, 2024 and 2023, together with the dollar and percentage change in those items:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	$8,314	$8,763	(449)	(5)%
Cost of sales	5,198	9,248	(4,050)	(44)%
Gross profit (loss)	3,116	(485)	3,601	(742)%
Gross margin	37%	(6)%
Operating expenses:
Selling and marketing	4,072	7,693	(3,621)	(47)%
General and administrative	4,163	6,416	(2,253)	(35)%
Research and development	1,568	2,764	(1,196)	(43)%
Total operating expenses	9,803	16,873	(7,070)	(42)%
Operating loss	(6,687)	(17,358)	10,671	(61)%
Other expense, net:
Interest and financing costs, net	(759)	(739)	(20)	3%
Loss before income tax expense	(7,446)	(18,097)	10,651	(59)%
Income tax expense	—	—	—	—
Loss from continued operations, net of tax	(7,446)	(18,097)	10,651	(59)%
Income from discontinued operations, net of tax	81	407	(326)	(80)%
Net loss	$(7,365)	$(17,690)	10,325	(58)%

The following table shows our results of operations for the six months ended June 30, 2024 and 2023, together with the dollar and percentage change in those items:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	$15,361	$17,441	(2,080)	(12)%
Cost of sales	10,244	15,948	(5,704)	(36)%
Gross profit	5,117	1,493	3,624	243%
Gross margin	33%	9%
Operating expenses:
Selling and marketing	9,216	15,674	(6,458)	(41)%
General and administrative	9,080	12,549	(3,469)	(28)%
Research and development	3,757	5,691	(1,934)	(34)%
Total operating expenses	22,053	33,914	(11,861)	(35)%
Operating loss	(16,936)	(32,421)	15,485	(48)%
Other expense, net:
Interest and financing costs, net	(2,699)	(1,318)	(1,381)	105%
Loss before income tax expense	(19,635)	(33,739)	14,104	(42)%
Income tax expense	—	—	—	—
Loss from continued operations, net of tax	(19,635)	(33,739)	14,104	(42)%
Income from discontinued operations, net of tax	5,508	678	4,830	712%
Net loss	$(14,127)	$(33,061)	18,934	(57)%

Revenue

Revenue from continuing operations decreased $0.4 million, or 5%, for the three months ended June 30, 2024 from the comparable period in the prior year, which was primarily driven by lower sales volumes in PIs, partially offset by an increase in sales of GentleWave consoles and an increase in extended service contracts revenue. For the three months ended June 30, 2024, we generated $2.4 million and $4.7 million from the sale of GentleWave consoles and PIs, respectively, compared to $2.2 million and $5.6 million respectively, for the three months ended June 30, 2023.

Revenue from continuing operations decreased $2.1 million, or 12%, for the six months ended June 30, 2024 from the comparable period in the prior year, which was driven by lower sales volumes in PIs, partially offset by an increase in sales of GentleWave consoles and in the average selling price of PIs. For the six months ended June 30, 2024, we generated $4.2 million and $8.9 million from the sale of GentleWave consoles and PIs, respectively, compared to $4.2 million and $11.3 million, respectively, for the six months ended June 30, 2023.

Cost of sales and Gross margin

Gross margin for the three months ended June 30, 2024 increased to 37.5% from (5.5%) for the comparable period in the prior year, primarily due to lower excess and obsolete inventory charges and a decrease in manufacturing costs for GentleWave consoles and PIs. For the three months ended June 30, 2024, we recorded $0.2 million of excess and obsolete inventory charges related to phasing out our legacy GentleWave Console ("Gen3") and our legacy molar and anterior pre-molar procedure instruments. For the three months ended June 30, 2023, we recorded $2.9 million of excess and obsolete inventory charges due to reduced sales volumes of our Gen3 and the phasing out of our legacy molar and anterior pre-molar procedure instruments.

Gross margin for the six months ended June 30, 2024 increased to 33.3% from 8.6% for the comparable period in the prior year, primarily due to the aforementioned lower excess and obsolete inventory charges and a decrease in manufacturing costs for GentleWave consoles and PIs, partially offset by higher stock-based compensation. We recognized $0.3 million of stock-based compensation during the six months ended June 30, 224 relating to the immediate vesting of RSUs granted to certain non-executive employees.

Selling and marketing expenses

Selling and marketing expenses decreased $3.6 million, or 47%, for the three months ended June 30, 2024 from the comparable period in the prior year, primarily driven by an approximately $2.6 million decrease in employee-related compensation and benefit expenses, including stock-based compensation as a result of the reduction in headcount. The decrease was also attributed lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts.

Selling and marketing expenses decreased $6.5 million, or 41%, for the six months ended June 30, 2024 from the comparable period in the prior year, primarily driven by an approximately $4.6 million decrease in employee-related compensation and benefit expenses, including stock-based compensation, as a result of the reduction in headcount. The decrease was also attributed lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. The decrease is partially offset by expenses of $0.6 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the six months ended June 30, 2024.

General and administrative expenses

General and administrative expenses decreased $2.3 million, or 35%, for the three months ended June 30, 2024 from the comparable period in the prior year, primarily driven by decrease in employee-related compensation and benefit expenses, including stock-based compensation and recruiting expenses, as a result of the reduction in headcount.

General and administrative expenses decreased $3.5 million, or 28%, for the six months ended June 30, 2024 from the comparable period in the prior year, primarily driven by decrease in employee-related compensation and expenses, including stock-based compensation, recruiting, travel and office expenses, as a result of the reduction in headcount.The decrease is partially offset by expenses of $0.2 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the six months ended June 30, 2024.

Research and development expenses

R&D expenses decreased $1.2 million, or 43%, and $1.9 million, or 34%, for the three and six months ended June 30, 2024 from the comparable period in the prior year, which was primarily driven by a decrease in employee related compensation and benefit expenses due to lower headcount. The decrease for the six months period is partially offset by expenses of $0.4 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees in the six months ended June 30, 2024.

Other expense, net

Total other expense, net for the three months ended June 30, 2024 was essentially unchanged from the comparable period in the prior year, mainly due to a $0.5 million decrease in interest income resulting from lower amounts of short-term investments, offset by lower interest expense resulting from principal repayments on our term loan.

Total other expense, net for the six months ended June 30, 2024 decreased $1.4 million, or 105%, from the comparable period in the prior year, mainly due to $1.2 million of expense for accelerated amortization of debt issuance costs resulting from the principal prepayment on our term loan in March 2024.

Income from Discontinued Operations

Income from discontinued operations for the six months ended June 30, 2024 consists primarily of gain of $5.7 million from sale of TDO’s assets and liabilities and loss from TDO’s software business for the period from January 1, 2024 to March 1, 2024, which includes expenses of $0.3 million recognized relating to the immediate vesting of RSUs granted to certain non-executive employees.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur losses for the next several years.

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

As of June 30, 2024, we had cash and cash equivalents and short-term investments of $24.2 million, an accumulated deficit of $444.1 million, and $20.5 million in principal outstanding under our term loan facility. For the six months ended June 30, 2024 and 2023, our net losses from continuing operations were $19.6 million and $33.7 million, respectively, and our net cash used in operating activities was $17.4 million and $26.3 million, respectively.

Funding requirements

We expect our operating expenses from continuing operations to continue to decrease compared to the prior year period for the remainder of 2024 and in 2025 based on the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount and the reprioritization of our commercial infrastructure, and lower spending on selling, marketing, R&D and general and administrative programs and functions, though it may fluctuate from period to period. The timing and amount of our operating expenditures will depend on many factors, including:

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
•
debt service requirements; and
•
the costs associated with being a public company.

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

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan (see Note 10 to the Condensed Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

We will require additional financing in order to fund future expected negative cash flows. Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. In April 2024, we withdrew the request to appeal the NYSE’s delisting determination and our common stock was delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. On

On June 4, 2024, we received notice from OTC that our common stock did not met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 3.2.b.1 because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We have a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If our common stock’s bid price does not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then our common stock will be moved from OTCQX to the OTC Pink market. The OTCQX Rules also requires us to have a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days. On June 10, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of the Company’s board of directors at any time prior to the Company’s 2025 annual meeting of stockholders, with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders. Our Board of Directors is evaluating the merits and timing to effect a reverse stock split.

Over-the-counter markets are more limited than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock. The delisting of our common stock from the NYSE, and the potential move from the OTCQX to the OTC Pink market, could have material adverse effects on our business, financial condition and results of operations due to, among other things:

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

Delisting our common stock from the NYSE, and the potential move from the OTCQX to the OTC Pink market, may adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock or potential move from the OTCQX to the OTC Pink market could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

We have active plans to mitigate these conditions. Specifically, we plan to further reduce negative cash flow through additional operating expense reductions. We are also actively exploring financing options, including a combination of debt, equity, and non-dilutive sources. Additionally, as detailed in Note 3 to the Consolidated Financial Statements, we closed on the sale of TDO in March 2024, and renegotiated our covenant requirements with our lender, among other terms, which resulted in us remitting $15 million of principal payments on our outstanding borrowings. Our plans are subject to inherent risks and uncertainties and there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Indebtedness

On January 13, 2023, we entered into the Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among us, Pipstek, LLC, as the Subsidiary Guarantor, and Perceptive Credit Holdings III, LP, as the Collateral Agent and the Required Lender (the “Amended Perceptive Loan Agreement”)to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the three months ended June 30, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

On March 1, 2024, we entered to the Amendment No. 3 to the Amended Perceptive Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we made a one-time $15.0 million principal repayment on March 1, 2024, and made an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and we agreed to make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Accordingly, $1.0 million of the unamortized debt issuance costs were expensed.

For the six months ended June 30, 2024 and 2023, the effective interest rate of the loan pursuant to the Amended Perceptive Loan Agreement, was 21.22% and 16.71%, respectively. As of June 30, 2024 and 2023, the fair value of the loan pursuant to the Amended Perceptive Loan Agreement approximates its carrying amount.

The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO’s software assets. Future principal repayments and the net carrying value of the Perceptive Loan, as of June 30, 2024, are as follows:

Principal
(in thousands)
Remaining 6 months of 2024	$5,400
2025	10,800
2026	4,300
Total principal payment	20,500
Debt discounts	(1,189)
Net carrying value	$19,311

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

Revenue generated from continuing and discontinued operations for the 12-months period ended June 30, 2024 was $38.9 million, and the cash and cash equivalents and short term investment balance was $24.2 million as of June 30, 2024. As such, we were in compliance with all financial covenants and conditions under the agreement as of June 30, 2024.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(17,407)	$(26,341)
Investing activities	38,623	21,140
Financing activities	(19,522)	103
Net increase (decrease) in cash and cash equivalents	$1,694	$(5,098)

Operating Activities

Net cash used in operating activities was $17.4 million for the six months ended June 30, 2024, primarily consisting of net loss of $14.1 million and gain on sales of discontinued operations of $5.7 million, as adjusted for non-cash items of $0.2 million, partially offset by a net change in our net operating assets and liabilities of $3.5 million. Non-cash items primarily consisted of $3.6 million in stock-based compensation and $1.4 million of amortization of debt issuance costs. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $1.4 million increase inventory, $3.0 million decrease in accrued expenses and other liabilities on payments to vendors and a $1.2 million decrease in accrued compensation due to 2023 year-end bonus payout, partially offset by changes in accounts receivable, prepaid expenses and other assets and accounts payable attributable to timing of payment.

Net cash used in operating activities was $26.3 million for the six months ended June 30, 2023, primarily consisting of net loss of $33.1 million as adjusted for non-cash items of $4.7 million, as well as a net change in our net operating assets and liabilities of $2.0 million. Non-cash items primarily consisted of $2.0 million in depreciation and amortization and $4.0 million in stock-based compensation. Changes in our net operating assets and liabilities year-over-year, was primarily due to $4.4 million in cash receipts of employee retention credit refunds, partially offset by increase in accounts receivable, inventory, accrued compensation and accounts payable attributable to timing of payment.

Investing Activities

Net cash provided by investing activities was $38.6 million for the six months ended June 30, 2024, as a result of $26.7 million in proceeds from maturities of available-for-sale securities and $14.2 million net proceeds from sale of discontinued operations, partially offset by the purchases of available-for-sale securities.

Net cash provided by investing activities was $21.1 million for the six months ended June 30, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment.

Financing Activities

Net cash used in financing activities was $19.5 million for the six months ended June 30, 2024, primarily due to principal repayments on our term loan. Net cash used in financing activities for the six months ended June 30, 2023 was immaterial.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities trade on the OTCQX, which could affect our securities’ market price and liquidity.

On November 22, 2023, the NYSE suspended trading of our common stock and announced its intention to commence proceedings to delist our common stock from the NYSE and our common stock commenced trading on the OTCQX on the same day. We appealed the NYSE’s delisting determination, but subsequently withdrew our request for an appeal on April 11, 2024. As a result, on April 11, 2024, our common stock was delisted from the NYSE. On June 4, 2024, we were notified by the OTC, that our common stock closed below $0.10 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX. If we do not regain compliance within the allotted compliance period, OTC will provide notice that our common stock will be moved from OTCQX to the OTC Pink market.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the bid price requirement. There can be no assurance that we will be able to regain compliance with the bid price requirement or will otherwise be in compliance with other OTCQX listing criteria. If our common stock is moved to OTC Pink market, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. The move to OTC Pink market could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

While we are evaluating possible alternatives in light of the NYSE delisting and OTC noncompliance notice, including applying to list our common stock under an alternative national securities exchange, we cannot assure you that we will be able to demonstrate compliance required for such listing. We will be required to demonstrate compliance with an applicable exchange’s initial listing requirements, which are generally more rigorous than an exchange’s continued listing requirements, in order to qualify for listing our securities.

Additionally, we could face significant material adverse consequences from trading on the OTC platform (as compared to our prior listing on NYSE), including:

•
a limited availability of market quotations for our common stock;
•
reduced liquidity for our common stock, including reduced availability of buyers or sellers of our common stock;
•
thin with sporadic fluctuations in price;
•
greater volatility and lower trading volumes;
•
depression the trading price of our common stock and make it more difficult to purchase, dispose of or obtain accurate quotations;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common stock no longer qualify as “covered securities” under such statute, due to the delisting from the NYSE. We are therefore subject to regulation in each state in which we offer our common stock, which may negatively impact our ability to consummate any future offering of our common stock.

In addition, our common stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for our common stock will be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.12	Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.1	4/7/2022
4.13	Schedule to Exhibit 4.11 - Form of Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.2	4/7/2022
4.14	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.11	8/10/2022
4.15	Schedule to Exhibit 4.14 - Holders of Credit Agreement Warrants to Purchase Common Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022
4.16	Form of Indenture for Senior Debt Securities	S-3	333-270366	4.6	3/8/2023
4.17	Form of Indenture for Subordinated Debt Securities	S-3	333-270366	4.7	3/8/2023
10.1	Employment Letter, dated as of June 3, 2024, by and between Sonendo, Inc. and John Bostjancic	8-K	001-40988	10.1	6/5/2024
10.2	Amendment to the 2023 Employment Inducement Incentive Award Plan	8-K	001-40988	10.4	6/5/2024
10.3	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, by and between Sonendo, Inc. and Perceptive Credit	8-K	001-40988	10.2	3/5/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: August 7, 2024	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 7, 2024	By:	/s/ John Bostjancic
John Bostjancic
Chief Financial Officer
(principal financial and accounting officer)