Form 10-Q
period 2024-09-30
Sonendo, Inc.
filed 2024-11-12
CIK 1407973

tza ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 418,049 shares of common stock, $0.001 par value per share, outstanding.

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
•
The effect of our reverse stock split on the market price and trading of our common stock cannot be predicted with any certainty.
•
The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SONENDO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,096	$14,009
Short-term investments	4,188	32,773
Accounts receivable, net	4,445	4,790
Inventory	11,487	11,074
Prepaid expenses and other current assets	508	1,969
Current assets of discontinued operations	1,000	656
Total current assets	34,724	65,271
Property and equipment, net	691	461
Operating lease right-of-use assets	2,592	2,703
Other assets	124	128
Non-current assets of discontinued operations	—	9,597
Total assets	$38,131	$78,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686	$1,142
Accrued compensation	2,008	2,413
Other accrued expenses	3,202	3,072
Operating lease liabilities	884	1,250
Current portion of term loan	10,800	24,900
Other current liabilities	1,535	1,844
Current liabilities of discontinued operations	—	700
Total current liabilities	19,115	35,321
Operating lease liabilities, net of current	1,570	1,423
Term loan, net of current	6,084	12,467
Other liabilities	396	530
Total liabilities	27,165	49,741
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 418,038 shares as of September 30, 2024 and 317,737 shares as of December 31, 2023	84	64
Additional paid-in-capital	462,555	458,357
Accumulated other comprehensive income	3	11
Accumulated deficit	(451,676)	(430,013)
Total stockholders’ equity	10,966	28,419
Total liabilities and stockholders’ equity	$38,131	$78,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$8,036	$8,163	$23,397	$25,604
Cost of sales	4,726	7,279	14,970	23,227
Gross profit	3,310	884	8,427	2,377
Operating expenses:
Selling and marketing	3,642	6,954	12,858	22,628
General and administrative	4,872	7,708	13,952	20,257
Research and development	1,588	2,787	5,345	8,478
Total operating expenses	10,102	17,449	32,155	51,363
Operating loss	(6,792)	(16,565)	(23,728)	(48,986)
Interest and other expense:
Interest expense	(1,010)	(1,649)	(4,608)	(4,778)
Other income	266	765	1,165	2,576
Total interest and other expense	(744)	(884)	(3,443)	(2,202)
Loss before income tax expense	(7,536)	(17,449)	(27,171)	(51,188)
Income tax expense	—	—	—	—
Loss from continuing operations, net of tax	(7,536)	(17,449)	(27,171)	(51,188)
Income from discontinued operations, net of tax	—	469	5,508	1,147
Net loss	$(7,536)	$(16,980)	$(21,663)	$(50,041)

Other comprehensive income (net of tax):
Unrealized (loss) gain on short-term investments	5	24	(8)	55
Comprehensive loss	$(7,531)	$(16,956)	$(21,671)	$(49,986)
Net loss per share from continuing operations – basic and diluted	$(15.77)	$(37.01)	$(57.18)	$(108.93)
Net income per share from discontinued operations – basic and diluted	$—	$0.99	$11.59	$2.44
Net loss per share – basic and diluted	$(15.77)	$(36.02)	$(45.59)	$(106.49)
Weighted-average shares outstanding – basic and diluted	477,857	471,427	475,188	469,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2023	317,737	$—	$458,421	$11	$(430,013)	$28,419
Employee stock plans	3,953	—	(4)	—	—	(4)
Stock-based compensation	—	—	2,890	—	—	2,890
Exercise of pre-funded warrants	30,559	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(6,762)	(6,762)
Balance at March 31, 2024	352,249	$—	$461,307	$(1)	$(436,775)	$24,531
Employee stock plans	1,455	—	1	—	—	1
Stock-based compensation	—	—	703	—	—	703
Exercise of pre-funded warrants	10,468	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,365)	(7,365)
Balance at June 30, 2024	364,172	$—	$462,011	$(2)	$(444,140)	$17,869
Employee stock plans	433	—	(2)	—	—	(2)
Stock-based compensation		—	630	—	—	630
Exercise of pre-funded warrants	53,433	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,536)	(7,536)
Balance at September 30, 2024	418,038	$—	$462,639	$3	$(451,676)	$10,966

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	249,871	$—	$451,110	$(61)	$(369,094)	$81,955
Employee stock plans	1,080	—	—	—	—	—
Stock-based compensation	—	—	1,942	—	—	1,942
Exercise of pre-funded warrants	5,311	—	1	—	—	1
Unrealized gain on short-term investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,371)	(15,371)
Balance at March 31, 2023	256,262	$—	$453,053	$(5)	$(384,465)	$68,583
Employee stock plans	3,490	—	117	—	—	117
Stock-based compensation	—	—	2,059	—	—	2,059
Exercise of pre-funded warrants	3,546	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(17,690)	(17,690)
Balance at June 30, 2023	263,298	$—	$455,229	$(30)	$(402,155)	$53,044
Employee stock plans	1,324	—	(92)	—	—	(92)
Stock-based compensation	—	—	$1,784	—	—	1,784
Exercise of pre-funded warrants	234	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	24	—	24
Net loss	—	—	—	—	(16,980)	(16,980)
Balance at September 30, 2023	264,856	$—	$456,921	$(6)	$(419,135)	$37,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SONENDO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,663)	$(50,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	1,094
Amortization of intangible assets	51	498
Amortization of right-of-use lease assets	871	947
Excess and obsolete inventory provisions	341	2,917
Impairment of long-lived assets	161	3,392
Provision for bad debt	(176)	571
Stock-based compensation	4,223	5,785
Amortization of debt issuance costs	1,717	456
Accretion of available for sale securities, net	(416)	(1,831)
Gain on sale of discontinued operations	(5,703)	—
Changes in operating assets and liabilities:
Accounts receivable	812	(373)
Inventory	(1,187)	1,156
Prepaid expenses and other assets	2,195	5,887
Accounts payable	(489)	(3,494)
Other accrued expenses and other liabilities	(2,146)	(2,996)
Deferred revenue	227	(19)
Accrued compensation	(749)	(506)
Net cash used in operating activities	(21,718)	(36,557)
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,506)	(49,978)
Proceeds from maturities of available-for-sale securities	33,498	81,800
Purchases of property and equipment	(161)	(843)
Proceeds from sale of discontinued operations, net	14,208	—
Net cash provided by investing activities	43,039	30,979
Cash flows from financing activities:
Principal repayments on term loan	(22,200)	—
Tax paid on vested stock awards under employee stock plan	(3)	(92)
Issuance of stock under employee stock plans	(3)	117
Proceeds from exercise of pre-funded warrants	—	1
Principal repayments on finance lease	(28)	(23)
Net cash provided by (used in) financing activities	(22,234)	3
Net decrease in cash and cash equivalents	(913)	(5,575)
Cash and cash equivalents at beginning of period	14,009	17,665
Cash and cash equivalents at end of period	$13,096	$12,090

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,866	$4,319
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$858	$1,792

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Form 10-Q and Article 10 of SEC Regulation S-X on a consistent basis with the Company’s annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The results of operations included in these unaudited condensed consolidated financial statements are not necessarily indicative of the results of operations to be expected for the year, any other interim period, or for any other future annual or interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed, consolidated, or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 11, 2024.

As discussed in Note 3, “Discontinued Operations”, on March 1, 2024, the Company divested its software segment by selling substantially all assets and liabilities of TDO Software, Inc, its wholly owned subsidiary. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. The Company's Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the nine months ended September 30, 2024 and 2023. All amounts and disclosure included in the Notes to condensed consolidated financial statements reflect only the Company's continuing operations unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements reflect the 1-for-200 reverse split of the Company's common stock that was approved by our Board of Directors and made effective on October 18, 2024. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Certain line items on the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows are reclassified in the prior period to conform to current period presentation.

Liquidity and Going Concern

As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $17.3 million and $17.8 million in principal outstanding under its term loan facility.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of September 30, 2024 had an accumulated deficit of $451.7 million. During the nine months ended September 30, 2024, the Company incurred net losses of $27.2 million, used $21.7 million of cash and cash equivalents in its continuing operations, and recognized a gain of $5.7 million from sale of discontinued operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains greater market acceptance of its products and achieves a level of revenues adequate to support its operations.

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

The Company has active plans to mitigate any doubt as to the Company’s ability to continue as a going concern. Specifically, the Company has been taking steps and plans to further reduce negative cash flow through additional operating expense reductions. The Company is also actively exploring financing options, including a combination of debt, equity, and non-dilutive sources. Additionally, as detailed in Note 3 and Note 10, in March 2024, the Company closed on the sale of TDO Software, Inc. (“TDO”) and renegotiated its covenant requirements with its lender, among other terms, which resulted in the Company remitting $15 million of principal payments on its outstanding borrowings. Its plans are subject to inherent risks and uncertainties and there can be no assurance that its plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

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

On June 4, 2024, the Company received notice from OTC that the Company’s common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because the Company’s stock bid price closed below $0.10 for more than 30 consecutive calendar days. The Company had a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If the Company’s bid price did not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then the Company’s common stock would have been moved from OTCQX to the OTC Pink market.

On June 10, 2024, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of the Company’s board of directors at any time prior to the Company’s 2025 annual meeting of stockholders, with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders. In September 2024, the Board approved a 1-for-200 reverse stock split.

On October 16, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of the outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who are entitled to fractional shares will receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of the Company’s common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7,2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under the Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to the Company's common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, the Company received notice from the OTC that the Company’s common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because the Company’s market capitalization has stayed below $5 million for the past 30 consecutive calendar days. The Company has a cure period of 90 calendar days to regain compliance. The 90-calendar day grace period expires February 7, 2025 and at that time if the Company’s market capitalization has not stayed at or above $5 million for ten consecutive trading days then the Company's common stock will be removed from OTCQX and moved to the OTC Pink market.

Effects of the Macroeconomic Environment

The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Operating Segments

The Company previously had two operating and reportable segments: Product and Software. Following the divestiture of the software business on March 1, 2024, there were no substantial assets or operations remaining of the software segment. The software segment was reported as discontinued operations as of September 30, 2024, and is presented as such for all periods in this report.

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

The Company generally does not experience significant returns. As necessary, a provision is recorded for estimated sales returns and allowances and is deducted from gross product revenue to arrive at net product revenue in the period the related revenue is recorded. These estimates are based on historical sales returns and allowances and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves established, a reduction or increase to revenue will be recorded in the period in which such a determination is made.

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Total contract liabilities - extended service contracts	$1,147	$920
Less: long-term portion	230	302
Contract liabilities – current	$917	$618

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Revenue recognized during each of the three months ended September 30, 2024 and 2023 that was included in the contract liability balance as of June 30, 2024 and 2023 was immaterial. Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the contract liability balance as of December 31, 2023 and 2022 was $0.5 million and $0.3 million, respectively.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by the timing of when goods and services are transferred, which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding disaggregated revenues and the timing of when goods and services are transferred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Product revenue recognized at a point in time	$7,662	$7,934	$22,333	$25,075
Service revenue recognized over time	374	229	1,064	529
Total revenue	$8,036	$8,163	$23,397	$25,604

No individual customer accounted for more than 10% of sales for the three and nine months ended September 30, 2024 and 2023.

Allowance for credit losses

At each reporting period the Company recognizes or revises its estimate of expected credit losses for financial assets and other assets within the scope of the current expected credit losses (“CECL”) model under ASC 326, which include its trade receivables. The Company records reserves for accounts receivables as they age, as adjusted based on factors including changes in credit terms, recent collection trend and existence of payment plans. As of September 30, 2024, the allowance for credit losses was approximately $0.3 million.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the nine months ended September 30, 2024 and 2023, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities for the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$754	$1,579	$1,269	$1,930
Provision for warranties issued	177	170	620	570
Changes in estimate of pre-existing warranty	—	—	(112)	—
Warranty costs incurred	(316)	(384)	(1,162)	(1,135)
Balance at end of period	$615	$1,365	$615	$1,365
Current portion			$574	$1,228
Non-current portion			41	137
Total			$615	$1,365

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. The ASU expands on existing segment reporting requirements to require that a public entity, including entities with a single reportable segment, disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU intends to improve income statement expense disclosure requirements, primarily through enhanced disclosure about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.

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

The divestiture met the criteria to be accounted for as a discontinued operation as of March 31, 2024. Accordingly, the operating results of the discontinued operations for the three and nine months ended September 30, 2024 and 2023, respectively, are presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss within income from discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$—	$2,243	$1,478	$6,569
Cost of sales	—	681	511	2,056
Gross profit	—	1,562	967	4,513
Operating expenses:
General and administrative	—	398	524	1,254
Selling and marketing	—	197	162	535
Research and development	—	498	476	1,599
Income (loss) from discontinued operations, net of tax	—	469	(195)	1,125
Other income	—	—	—	22
Gain on sale of discontinued operations, net of tax	—	—	5,703	—
Net income from discontinued operations	$—	$469	$5,508	$1,147

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

The following table presented assets and liabilities of discontinued operations as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Current assets:	$1,000	$656
Non-current assets:
Intangible assets, net	—	661
Goodwill	—	8,454
Other	—	482
Total assets of discontinued operations	$1,000	$10,253

Current liabilities:
Accounts payable	$—	$34
Accrued expenses	—	194
Accrued compensation	—	345
Operating lease liabilities	—	127
Total liabilities of discontinued operations	$—	$700

During the three months ended September 30, 2024, no depreciation and amortization of long-lived assets was recorded in the discontinued operations. During the nine months ended September 30, 2024, $60 thousand expenses of depreciation and amortization of long-lived assets was recorded in the discontinued operations. During the three and nine months ended September 30, 2023, $0.1 million and $0.4 million expenses of depreciation and amortization of long-lived assets was recorded in the discontinued operations.

For each of the three and nine months ended September 30, 2024 and 2023, no capital expenditure was recorded in the discontinued operations.

See Note 7 “Stock based Compensation.” for stock based compensation expense recorded in the discontinued operations for each of the three and nine months ended September 30, 2024 and 2023.

4. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Raw materials	$5,693	$6,450
Work in process	230	278
Finished goods	5,564	4,346
Total inventory	$11,487	$11,074

The balance of the reserve of excess and obsolete inventory was $1.0 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded a reserve for excess and obsolete inventory of $0.1 million and $0.3 million, respectively, related to phasing out the legacy GentleWave Console (“Gen3”) and legacy molar and anterior pre-molar procedure instruments. During the nine months ended September 30, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy Gen3, and a charge of $1.2 million related to phasing out the legacy molar and anterior pre-molar procedure instruments as the Company moved to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory.

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

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,789	$11,789	$—	$—
U.S. treasury securities	750	750	—	—
Total cash equivalents at fair value	12,539	12,539	—	—
Short-term investments:
U.S. treasury securities	1,487	1,487	—	—
Commercial paper and corporate bonds	2,701	—	2,701	—
Total short-term investments at fair value	4,188	1,487	2,701	—
Total assets at fair value	$16,727	$14,026	$2,701	$—

	September 30, 2024
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. treasury securities	$1,487	$1,485	$2	$—
Commercial paper and corporate bonds	2,701	2,700	1	—
Total available-for-sale securities at fair value	$4,188	$4,185	$3	$—

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,761	$10,761	$—	$—
Corporate Bonds	1,827	—	1,827	—
Total cash equivalents at fair value	12,588	10,761	1,827	—
Short-term investments:
U.S. treasury securities	14,826	14,826	—	—
Commercial paper and corporate bonds	13,204	—	13,204	—
U.S. government agency bonds	4,743	—	4,743	—
Total short-term investments at fair value	32,773	14,826	17,947	—
Total assets at fair value	$45,361	$25,587	$19,774	$—

	December 31, 2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,826	$14,820	$6	$—
Commercial paper and corporate bonds	13,204	13,197	9	(2)
U.S. government agency bonds	4,743	4,745	—	(2)
Total available-for-sale securities at fair value	$32,773	$32,762	$15	$(4)

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

6. Stockholders’ Equity

Warrants

Warrants issued to Perceptive Credit Holdings III, LP (“Perceptive”) and certain of its affiliates and outstanding at December 31, 2023 included 95 warrants with exercise price of $2,190 per share and 1,518 warrants with exercise price of $2,400 per share. Warrants issued and outstanding at September 30, 2024 includes 1,518 warrants with exercise price of $2,400 per share. These warrants expire between June 2027 and August 2031.

The Company issued pre-funded warrants to certain institutional investors and accredited investors in a previous private placement. As of September 30, 2024, approximately 157.2 thousand shares have been issued pursuant to the exercise of pre-funded warrants and 59.3 thousand shares underlying the pre-funded warrants remain outstanding. The pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The pre-funded warrants are included in the calculation of basic and diluted loss per share.

7. Stock Based Compensation

Stock-based Compensation Expenses

The following tables present the Company’s stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”) granted under the Company’s incentive plans, and rights to purchase shares of common stock issued under the Company’s Employee Stock Purchase Plan (“ESPP”) and financial statement lines included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Options	$233	$645	$880	$2,233
RSUs	397	1,094	3,343	3,389
ESPP	—	45	—	163
Total stock-based compensation expense	$630	$1,784	$4,223	$5,785

	Three months ended September 30,
	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in thousands)
Cost of sales	$14	$—	$14	$44	$10	$54
Selling and marketing	47	—	47	550	6	556
General and administrative	539	—	539	1,010	19	1,029
Research and development	30	—	30	136	9	145
Total stock-based compensation expense	$630	$—	$630	$1,740	$44	$1,784

	Nine months ended September 30,
	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in thousands)
Cost of sales	$324	$79	$403	$262	$31	$293
Selling and marketing	838	59	897	1,698	18	1,716
General and administrative	2,141	140	2,281	3,156	55	3,211
Research and development	551	91	642	538	27	565
Total stock-based compensation expense	$3,854	$369	$4,223	$5,654	$131	$5,785

During the nine months ended September 30, 2024, the Company accelerated vesting of outstanding RSUs granted to certain non-executive employees in the continuing operations and recognized $1.6 million unamortized compensation expenses associated with these RSUs, with approximately $0.3 million expenses recorded in cost of sales, $0.6 million in selling and marketing, $0.2 million in general and administrative and $0.4 million in research and development.

During the nine months ended September 30, 2024, the Company accelerated vesting of outstanding RSUs granted to certain non-executive employees in the discontinued operations and recognized $0.3 million unamortized compensation expenses associated with these RSUs, as presented in the table above.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 30, 2024.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$660	0.75
RSUs	2,978	3.28
Total unamortized compensation cost	$3,638

Plan Activities

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2023	11,786	$571.27	6.3	$—
Forfeited/Expired	(3,670)
Options outstanding, September 30, 2024	8,116	$592.24	5.2	$—
Options vested and exercisable, September 30, 2024	7,600	$559.60	5.1	$—

There were no options granted during the nine months ended September 30, 2024. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.83.

The following table summarizes the non-vested stock options that were outstanding as of September 30, 2024 and December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2023	2,217	$1,045.01
Non-vested Options, September 30, 2024	505	$1,736.21

The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $2.8 million and $2.1 million, respectively.

Certain stock option grants under the 2017 Stock Incentive Plan (the “2017 Plan”) allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase shares of its common shares that have been issued upon early exercise of options at the original issue price. During the nine months ended September 30, 2024, the Company did not repurchase any shares. There was not a material number of shares of common stock subject to repurchase as of September 30, 2024. Cash received for the early exercise of unvested stock options is initially recorded as a liability and released to equity over the vesting period. There were no early exercised stock options during the nine months ended September 30, 2024 and 2023.

The following table summarizes RSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2023	16,593	$517.03
Granted	29,194	$7.98
Vested	(6,245)	$570.64
Forfeited	(4,120)	$502.49
RSUs outstanding, September 30, 2024	35,422	$87.71

During the nine months ended September 30, 2024, vested RSUs included a total of 2,947 aforementioned the accelerated vesting of outstanding RSUs to certain employees.

8. Leases

The Company leases office space under operating leases with expirations ranging from March 2025 to March 2028, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

During the nine months ended September 30, 2024, the Company has not entered into any new leases that would entitle the Company to significant rights or create additional obligations.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2024 (remaining three months)	$202
2025	991
2026	938
2027	480
2028	122
Total future minimum lease payments	2,733
Less: Imputed Interest	(279)
Present value of operating lease liabilities	$2,454
Less: Current portion	884
Long-term operating lease liabilities	$1,570

Weighted average remaining lease term in years	2.84
Weighted average discount rate	8.10%

Variable operating lease expenses consist primarily of real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Rent expense	$297	$373	$969	$1,140
Variable lease costs	48	17	49	81
Total	$345	$390	$1,018	$1,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of sales	$59	$67	$189	$205
General and administrative	286	323	829	1,016
Total	$345	$390	$1,018	$1,221

Cash paid for operating leases	$310	$382	$1,008	$1,140

9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. For example, on January 22, 2024, a former employee whose position was eliminated as part of the Company’s reduction-in-force, filed a complaint against the Company, alleging various violations of California wage and hour laws, including unpaid meal and rest period premiums. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the accompanying unaudited condensed consolidated financial statements if it is determined that it is probable that a loss will be incurred, and that the amount (or range) of the loss can be reasonably estimated. The Company’s management currently does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Term Loan

Perceptive loan

On January 13, 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Perceptive (the “Amended Perceptive Loan Agreement”) to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the nine months ended September 30, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

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

For the nine months ended September 30, 2024 and 2023, the effective interest rate of the Amended Perceptive Loan, was 21.10% and 17.39%, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the Amended Perceptive Loan approximates its carrying amount.

Pursuant to the Third Amendment, future principal repayments and the net carrying value of the Perceptive Loan as of September 30, 2024, are as follows:

Principal
(in thousands)
Remaining 3 months of 2024	$2,700
2025	10,800
2026	4,300
Total principal payment	17,800
Debt discounts	(916)
Net carrying value	$16,884

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

The Amended Perceptive Loan Agreement includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) pursuant to the Third Amendment, satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until September 30, 2026 as follows:

For 12-month Period Ending	Revenue
(in thousands)
September 30, 2024	$33,000
December 31, 2024	$31,500
March 31, 2025	$31,000
June 30, 2025	$33,000
September 30, 2025	$35,935
December 31, 2025	$40,160
March 31, 2026	$44,950
June 30, 2026	$51,500

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

Total revenue generated from continuing and discontinued operations for the 12-months period ended September 30, 2024 was $36.5 million, and the cash and cash equivalents and short term investment balance was $17.3 million as of September 30, 2024. As such, the Company was in compliance with all financial covenants and conditions under the Amended Perceptive Loan Agreement as of September 30, 2024.

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2024 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since December 31, 2023 and does not expect any within the next 12 months.

The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an analysis regarding the limitation of net operating loss and R&D credit carryforwards as of September 30, 2024.

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

In October 2024, the Company was notified that it was selected for examination by the Internal Revenue Service for its federal income tax return for the fiscal year 2022 period. The Company does not expect the results of the audit to have a material impact on its financial results.

12. Segment Information

The Company previously operated and reported its results in two business segments, Product and Software. Software segment assets included goodwill and intangible assets, which were derecognized in connection with the divestiture of the software business on March 1, 2024. Following the divestiture, there were no substantial assets or operations of the software segment.

The software segment was reported as discontinued operations as of September 30, 2024, and is presented as such for all periods in this report. For more information, see Note 3 “Discontinued Operations.”

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Numerator:
Loss from continuing operations, net of tax	$(7,536)	$(17,449)	$(27,171)	$(51,188)
Income from discontinued operations, net of tax	—	469	5,508	1,147
Net loss	$(7,536)	$(16,980)	$(21,663)	$(50,041)
Denominator:
Weighted-average shares outstanding – basic and diluted	477,857	471,427	475,188	469,934
Net loss per share – basic and diluted	$(15.77)	$(36.02)	$(45.59)	$(106.49)

For the three months and the nine months ended September 30, 2024 and 2023, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

14. Subsequent Event

Reverse Stock Split

On October 16, 2024, the Company filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split was announced by FINRA on its OTC Daily List on November 7,2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of the Company’s outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-200 reverse split of the Company’s common stock. All share and per share information data herein that relates to common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Biolase Assets Auction

On September 30, 2024, the Company entered into an Asset Purchase Agreement (the “Biolase Asset Purchase Agreement”) with Biolase, Inc., a Delaware corporation (“Biolase”), BL Acquisition Corp., a Delaware corporation (“BL Acquisition”), BL Acquisition II, Inc., a Delaware corporation (“BL Acquisition II”), and Model Dental Office, LLC, a Delaware limited liability company (“MDO” and together with Biolase, BL Acquisition and BL Acquisition II, each a “Seller” and collectively, the “Sellers”), pursuant to which, subject to the terms and conditions set forth in the Biolase Asset Purchase Agreement, the Company was designated as the “stalking horse” bidder in connection with a sale of certain assets of Biolase under Section 363 of Title 11 of the United States Code for a total purchase price of (i) $14 million in cash subject to a downward working capital adjustment, (ii) the assumption of liabilities and (iii) the value of the Delaware Litigation (as defined in the Biolase Asset Purchase Agreement) (the “Purchase Price”).

The Sellers conducted a bankruptcy auction on November 4, 2024. Based on the result of that auction, the Company was not the winning bidder. Accordingly, the Company does not expect to proceed with the transaction described in the Biolase Asset Purchase Agreement except in the unlikely event the winning bidder fails to close. Subject to final Bankruptcy Court approval, the Biolase Asset Purchase Agreement will be terminated upon the sale of the Biolase assets to the prevailing bidder, and the Sellers will be required to pay the Company a break-up fee equal to 3% of the Purchase Price plus a capped expense reimbursement of up to approximately $0.6 million. Additionally, 10% of the Purchase Price that was placed into escrow at the time of signing, will be returned to the Company upon the termination of the Biolase Asset Purchase Agreement. For the three and nine months ended September 30, 2024, the Company incurred $0.9 million of transaction and financing expenses related to the Biolase acquisition, which were recorded in the general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2024, we maintained an active user base of more than 800 customers. We generated revenue of $23.4 million and incurred a net loss of $27.2 million from continuing operations for the nine months ended September 30, 2024, compared to revenue of $25.6 million and a net loss of $51.2 million for the nine months ended September 30, 2023. As of September 30, 2024, we had cash and cash equivalents and short-term investments of $17.3 million, an accumulated deficit of $451.7 million, and $17.8 million in principal outstanding under our term loan facility.

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

Our ability to continue as a going concern depends on our ability to successfully secure additional financing, continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding term loans (see Note 10 to the Condensed Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. There is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business (see Liquidity and Capital Resources section).

Recent Developments

Biolase Asset Purchase Agreement

On September 30, 2024, we entered into the Biolase Asset Purchase Agreement with the Sellers, pursuant to which, subject to the terms and conditions set forth in the Biolase Asset Purchase Agreement, we were designated as the “stalking horse” bidder in connection with a sale of certain assets of Biolase under Section 363 of Title 11 of the United States Code for a total purchase price of (i) $14 million in cash subject to a downward working capital adjustment, (ii) the assumption of liabilities and (iii) the value of the Delaware Litigation. We delivered 10% of the Purchase Price to an escrow agent, which may be returned to us in the event of specified events, including termination of the Biolase Asset Purchase Agreement, subject to certain exceptions relating to a breach of the Biolase Asset Purchase Agreement by us.

The Sellers conducted a bankruptcy auction on November 4, 2024. Based on the result of that auction, we were not the winning bidder. Accordingly, we do not expect to proceed with the transaction described in the Biolase Asset Purchase Agreement except in the unlikely event the winning bidder fails to close. Subject to final Bankruptcy Court approval, the Biolase Asset Purchase Agreement will be terminated upon the sale of the Biolase assets to the prevailing bidder, and the Sellers will be required to pay us a break-up fee equal to 3% of the Purchase Price, plus a capped expense reimbursement of up to $575,000 and return amount of the Purchase Price that was placed in escrow at the signing of the Biolase Asset Purchase Agreement.

Divestiture of Software Segment

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

Stock Listing and Reverse Stock Split

Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. We withdrew our request for an appeal and our common stock was delisted from the NYSE, which may negatively impact our stockholders and the trading price and liquidity of our common stock. On June 4, 2024, we received notice from OTC that our common stock did not meet the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We had a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If our common stock’s bid price did not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then our common stock would have been moved from OTCQX to the OTC Pink market.

On June 10, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of our board of directors at any time prior to our 2025 annual meeting of stockholders, with the exact ratio to be determined by our board of directors without further approval or authorization of the Company’s stockholders. In September 2024, the Board approved a 1-for-200 reverse stock split.

On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, which was effected on October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who are entitled to fractional shares will receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of our common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7,2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, we received notice from the OTC that our common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because our market capitalization has stayed below $5 million for the past 30 consecutive calendar days. We have a cure period of 90 calendar days to regain compliance. The 90-calendar day grace period expires February 7, 2025 and at that time if our market capitalization has not stayed at or above $5 million for ten consecutive trading days then our common stock will be removed from OTCQX and moved to the OTC Pink market.

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
•
Commercial organization: As of September 30, 2024, our sales and customer support team consisted of approximately 45 employees. We intend to continue to re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The effectiveness of our commercial organization re-prioritization can impact our revenue growth and our costs incurred in anticipation of such growth.

Effects of the Macroeconomic Environment

Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024 reflect our estimate of the impact of the macroeconomic environment, including the impact of inflation and higher interest rates. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact our business, results of operations and financial condition, is uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of the date of this filing.

Components of Our Results of Operations

As discussed in Note 3, “Discontinued Operations” to the accompanying unaudited Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, on March 1, 2024, we divested our software segment by selling substantially all assets and liabilities of TDO. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the software business are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. Our Condensed Consolidated Statements of Cash Flows include the financial results of the software business for the nine months ended September 30, 2024 and 2023.

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

Interest and Other Expense

Interest and other expense consists primarily of interest expense under our outstanding term loan and interest income from investments in marketable securities.

Income from Discontinued Operations

Income from discontinued operations consists primarily of income (loss) from TDO’s software business and gain from sale of TDO’s assets and liabilities.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following table shows our results of operations for the three months ended September 30, 2024 and 2023, together with the dollar and percentage change in those items:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	$8,036	$8,163	(127)	(2)%
Cost of sales	4,726	7,279	(2,553)	(35)%
Gross profit (loss)	3,310	884	2,426	274%
Gross margin	41%	11%
Operating expenses:
Selling and marketing	3,642	6,954	(3,312)	(48)%
General and administrative	4,872	7,708	(2,836)	(37)%
Research and development	1,588	2,787	(1,199)	(43)%
Total operating expenses	10,102	17,449	(7,347)	(42)%
Operating loss	(6,792)	(16,565)	9,773	(59)%
Interest and other expense	(744)	(884)	140	(16)%
Loss before income tax expense	(7,536)	(17,449)	9,913	(57)%
Income tax expense	—	—	—	—
Loss from continued operations, net of tax	(7,536)	(17,449)	9,913	(57)%
Income from discontinued operations, net of tax	—	469	(469)	(100)%
Net loss	$(7,536)	$(16,980)	9,444	(56)%

The following table shows our results of operations for the nine months ended September 30, 2024 and 2023, together with the dollar and percentage change in those items:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	$23,397	$25,604	(2,207)	(9)%
Cost of sales	14,970	23,227	(8,257)	(36)%
Gross profit	8,427	2,377	6,050	255%
Gross margin	36%	9%
Operating expenses:
Selling and marketing	12,858	22,628	(9,770)	(43)%
General and administrative	13,952	20,257	(6,305)	(31)%
Research and development	5,345	8,478	(3,133)	(37)%
Total operating expenses	32,155	51,363	(19,208)	(37)%
Operating loss	(23,728)	(48,986)	25,258	(52)%
Interest and other expense	(3,443)	(2,202)	(1,241)	56%
Loss before income tax expense	(27,171)	(51,188)	24,017	(47)%
Income tax expense	—	—	—	—
Loss from continued operations, net of tax	(27,171)	(51,188)	24,017	(47)%
Income from discontinued operations, net of tax	5,508	1,147	4,361	380%
Net loss	$(21,663)	$(50,041)	28,378	(57)%

Revenue

Revenue from continuing operations decreased $0.1 million, or 2%, for the three months ended September 30, 2024 from the comparable period in the prior year, which was primarily driven by lower average selling price in GentleWave consoles, partially offset by an increase in extended service contracts revenue. For the three months ended September 30, 2024, we generated $1.9 million and $5.1 million from the sale of GentleWave consoles and PIs, respectively, compared to $2.1 million and $5.1 million respectively, for the three months ended September 30, 2023.

Revenue from continuing operations decreased $2.2 million, or 9%, for the nine months ended September 30, 2024 from the comparable period in the prior year, which was driven by lower sales volumes in PIs and lower average selling price in GentleWave consoles, partially offset by an increase in extended service contract revenue. For the nine months ended September 30, 2024, we generated $6.1 million and $14.0 million from the sale of GentleWave consoles and PIs, respectively, compared to $6.3 million and $16.4 million, respectively, for the nine months ended September 30, 2023.

Cost of sales and Gross margin

Cost of sales decreased $2.6 million, or 35%, for the three months ended September 30, 2024 compared to the prior year period, which was primarily driven by lower manufacturing costs for PIs, as well as a $1.3 million charge due to impairment of long-lived assets recorded in prior year period.

Cost of sales decreased $8.3 million, or 36%, for the nine months ended September 30, 2024 compared to the prior year period, which was primarily driven by lower manufacturing costs for PIs and GentleWave consoles and lower excess and obsolete inventory charges. For the nine months ended September 30, 2024, we recorded $0.3 million of excess and obsolete inventory charges related to phasing out our legacy GentleWave Console (“Gen3”) and our legacy molar and anterior pre-molar procedure instruments. For the nine months ended September 30, 2023, we recorded $2.9 million of excess and obsolete inventory charges due to reduced sales volumes of our Gen3 and the phasing out of our legacy molar and anterior pre-molar procedure instruments, as well as a $1.3 million charge due to impairment of long-lived assets.

Due to the aforementioned decrease in cost of sales, gross margin for the three and nine months ended September 30, 2024 increased by 30% and 27% compared to the prior year period, respectively.

Selling and marketing expenses

Selling and marketing expenses decreased $3.3 million, or 48%, for the three months ended September 30, 2024 from the comparable period in the prior year, primarily driven by an approximately $2.0 million decrease in employee-related compensation and benefit expenses, including stock-based compensation as a result of the reduction in headcount. The decrease was also attributed lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts.

Selling and marketing expenses decreased $9.8 million, or 43%, for the nine months ended September 30, 2024 from the comparable period in the prior year, primarily driven by an approximately $5.7 million decrease in employee-related compensation and benefit expenses, including stock-based compensation, as a result of the previously disclosed reduction in headcount. The decrease was also attributed lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. The decrease is partially offset by expenses of $0.6 million recognized relating to the accelerated vesting of restricted stock units (“RSUs”) granted to certain non-executive employees in the nine months ended September 30, 2024.

General and administrative expenses

General and administrative expenses decreased $2.8 million, or 37%, for the three months ended September 30, 2024 from the comparable period in the prior year, primarily driven by decrease in employee-related compensation and benefit expenses, including stock-based compensation and recruiting expenses, as a result of the reduction in headcount. The decrease was also driven by an impairment charge of $1.8 million for long-lived assets recorded in the prior year period. This decrease was partially offset by the transaction and financing expenses of $0.9 million related to the Biolase acquisition incurred in the three months ended September 30, 2024.

General and administrative expenses decreased $6.3 million, or 31%, for the nine months ended September 30, 2024 from the comparable period in the prior year, primarily driven by decrease in employee-related compensation and expenses, including stock-based compensation, recruiting, travel and office expenses, as a result of the reduction in headcount. The decrease was also driven by an impairment charge of $1.8 million for long-lived assets recorded in the prior year period. This decrease was partially offset by the transaction and financing expenses of $0.9 million related to the Biolase acquisition and the expenses of $0.2 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees in the nine months ended September 30, 2024.

Research and development expenses

R&D expenses decreased $1.2 million, or 43%, and $3.1 million, or 37%, respectively, for the three and nine months ended September 30, 2024 from the comparable period in the prior year, primarily driven by a decrease in employee related compensation and benefit expenses due to lower headcount. The decrease for the nine months period is partially offset by expenses of $0.4 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees in the nine months ended September 30, 2024.

Interest and other expense

Interest and other expense for the three and nine months ended September 30, 2024 decreased $0.1 million, or 16%, from the comparable period in the prior year, mainly due to a $0.5 million decrease in interest income resulting from lower amounts of short-term investments, offset by lower interest expense resulting from principal repayments on our term loan.

Interest and other expense for the nine months ended September 30, 2024 decreased $1.2 million, or 56%, from the comparable period in the prior year, mainly due to $1.4 million of expense for accelerated amortization of debt issuance costs resulting from the principal prepayment on our term loan in March 2024.

Income from Discontinued Operations

Income from discontinued operations for the nine months ended September 30, 2024 consists primarily of gain of $5.7 million from sale of TDO’s assets and liabilities and loss from TDO’s software business for the period from January 1, 2024 to March 1, 2024, which includes expenses of $0.3 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees.

Liquidity and Capital Resources

Sources of liquidity

As of September 30, 2024, we had cash and cash equivalents and short-term investments of $17.3 million, an accumulated deficit of $451.7 million, and $17.8 million in principal outstanding under our term loan facility. For the nine months ended September 30, 2024 and 2023, our net losses from continuing operations were $27.2 million and $51.2 million, respectively, and our net cash used in operating activities was $21.7 million and $36.6 million, respectively.

Funding requirements

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
•
debt service requirements;
•
the costs associated with being a public company; and
•
the impact of the macroeconomic environment, including as a result of inflation and rising interest rates, the war in Ukraine and the Gaza strip, or any other pandemic, epidemic or infectious disease outbreak, on our business.

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

On June 4, 2024, we received notice from OTC that our common stock did not meet the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1 because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We had a cure period of 180 calendar days to regain compliance, which expires December 2, 2024. If our common stock’s bid price did not stay at or above the $0.10 minimum for ten consecutive trading days during the cure period, then our common stock would have been moved from OTCQX to the OTC Pink market.

On June 10, 2024, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued shares of common stock, at a specific ratio, ranging from 1:10 to 1:200, at the discretion of our board of directors at any time prior to the 2025 annual meeting of stockholders, with the exact ratio to be determined by our board of directors without further approval or authorization of our stockholders.

On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 200 pre-split shares as of 12:01a.m. Eastern Time on October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who are entitled to fractional shares will receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of our common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7,2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, we received notice from the OTC that our common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because our market capitalization has stayed below $5 million for the past 30 consecutive calendar days. We have a cure period of 90 calendar days to regain compliance. The 90-calendar day grace period expires February 7, 2025 and at that time if our market capitalization has not stayed at or above $5 million for ten consecutive trading days then our common stock will be removed from OTCQX and moved to the OTC Pink market.

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

We have active plans to mitigate these conditions, including plans to further reduce negative cash flow through additional operating expense reductions. We are also actively exploring financing options, including a combination of debt, equity, and non-dilutive sources. Additionally, as detailed in Note 3 to the Consolidated Financial Statements, we closed on the sale of TDO in March 2024, and renegotiated our covenant requirements with our lender, among other terms, which resulted in us remitting $15 million of principal payments on our outstanding borrowings. Our plans are subject to inherent risks and uncertainties and there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Indebtedness

On January 13, 2023, we entered into the Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among us, Pipstek, LLC, as the Subsidiary Guarantor, and Perceptive Credit Holdings III, LP, as the Collateral Agent and the Required Lender (the “Amended Perceptive Loan Agreement”)to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the three months ended September 30, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

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

For the nine months ended September 30, 2024 and 2023, the effective interest rate of the loan pursuant to the Amended Perceptive Loan Agreement, was 21.22% and 16.71%, respectively. As of September 30, 2024 and 2023, the fair value of the loan pursuant to the Amended Perceptive Loan Agreement approximates its carrying amount.

The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO’s software assets. Future principal repayments and the net carrying value of the Perceptive Loan, as of September 30, 2024, are as follows:

Principal
(in thousands)
Remaining 3 months of 2024	$2,700
2025	10,800
2026	4,300
Total principal payment	17,800
Debt discounts	(916)
Net carrying value	$16,884

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

Revenue generated from continuing and discontinued operations for the 12-months period ended September 30, 2024 was $36.5 million, and the cash and cash equivalents and short term investment balance was $17.3 million as of September 30, 2024. As such, we were in compliance with all financial covenants and conditions under the agreement as of September 30, 2024.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(21,718)	$(36,557)
Investing activities	43,039	30,979
Financing activities	(22,234)	3
Net decrease in cash and cash equivalents	$(913)	$(5,575)

Operating Activities

Net cash used in operating activities was $21.7 million for the nine months ended September 30, 2024, primarily consisting of net loss of $21.7 million and gain on sales of discontinued operations of $5.7 million, as adjusted for non-cash items of $1.3 million, partially offset by a net change in our net operating assets and liabilities of $1.3 million. Non-cash items primarily consisted of $4.2 million in stock-based compensation and $1.7 million of amortization of debt issuance costs. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $1.2 million increase inventory, $2.1 million decrease in accrued expenses and other liabilities on payments to vendors and a $0.7 million decrease in accrued compensation due to 2023 year-end bonus payout, partially offset by changes in accounts receivable, prepaid expenses and other assets and accounts payable attributable to timing of payment.

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

Investing Activities

Net cash provided by investing activities was $43.0 million for the nine months ended September 30, 2024, as a result of $33.5 million in proceeds from maturities of available-for-sale securities and $14.2 million net proceeds from sale of discontinued operations, partially offset by the purchases of available-for-sale securities.

Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2023, as a result of proceeds from maturities of available-for-sale securities partially offset by the purchases of available-for-sale securities and property and equipment.

Financing Activities

Net cash used in financing activities was $22.2 million for the nine months ended September 30, 2024, primarily due to principal repayments on our term loan. Net cash used in financing activities for the nine months ended September 30, 2023 was immaterial.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of our IPO, which closed on November 2, 2021, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of the prior fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings, including those related to compliance with California wage and hour laws and derivative matters. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flow, or overall trends in results of operations. Additionally, we maintain insurance policies that may cover certain of these claims. However, legal proceedings are subject to inherent uncertainties and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. In addition, regardless of out come, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 1, 2024, we and PIPStek, LLC (“PIPStek”), our wholly-owned subsidiary, filed a proof of claim with the Bankruptcy Court for a total of not less than $59,000,000 in damages related to alleged infringement by Biolase of certain of our and PIPStek’s patents covering the use of laser systems and radial firing tips. Biolase’s infringement includes the claims asserted in the litigation styled PIPStek, LLC v. Biolase, Inc.; C.A. No. 1:23-cv-00011-JPM pending in the District Court of the District of Delaware (the “Delaware Litigation”). There can be no assurance that PIPStek will be successful in the Delaware Litigation, and any recovery on such claims will also depend part on the outcome of the Biolase Chapter 11 case before the Bankruptcy Court and the recovery to holders of unsecured claims generally.

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

On June 4, 2024, we were notified by the OTC, that our common stock closed below $0.10 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX, Rule 2.1(A). On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split was announced by FINRA on its OTC Daily List on November 7,2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

On November 7, 2024, we were notified by the OTC, that market capitalization has stayed below $5 million for the past 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX, Rule 2.1(B). We have a cure period of 90 calendar days to regain compliance. The 90-calendar day grace period expires February 7, 2025 and at that time if our market capitalization has not stayed at or above $5 million for ten consecutive trading days then our common stock will be removed from OTCQX and moved to the OTC Pink market.

We intend to monitor our market capitalization and consider our available options to resolve the noncompliance with the market capitalization requirement. There can be no assurance that we will be able to regain compliance with the market capitalization requirement or will otherwise be in compliance with other OTCQX listing criteria. If our common stock is moved to OTC Pink market, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. The move to OTC Pink market could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

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

The effect of our reverse stock split on the market price and trading of our common stock cannot be predicted with any certainty.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that our reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

The decline in the per share price of our common stock and the decline in our overall market capitalization may be greater following the reverse stock split than would have occurred in the absence of a reverse stock split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price may not remain at that level.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance our products and services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

Litigation and other legal proceedings may adversely affect our business.

From time-to-time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on January 22, 2024, a former employee, whose position was eliminated in a reduction-in-force, filed a complaint against us alleging various violations of California wage and hour laws, including unpaid meal and rest period premiums. While at this time we believe that a loss is not probable, including due to our affirmative defenses, litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine clinicians’ confidence and reduce long-term demand for our GentleWave System, even if the regulatory or legal action is unfounded or not material to our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q unless otherwise stated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sonendo, Inc.	8-K	001-40988	3.1	10/22/2024
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2013	S-1	333-260136	4.4	10/8/2021
4.5	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on June 30, 2014	S-1	333-260136	4.5	10/8/2021
4.6	Warrant to purchase Series C-1 preferred stock, issued to Oxford Finance LLC on December 31, 2014	S-1	333-260136	4.6	10/8/2021
4.7	Warrant to purchase Series D preferred stock	S-1	333-260136	4.7	10/8/2021
4.8	Warrant to purchase Series E preferred stock (2018)	S-1	333-260136	4.8	10/8/2021
4.9	Warrant to purchase Series E preferred stock (2019)	S-1	333-260136	4.9	10/8/2021
4.10	Warrant to purchase Series E preferred stock (2021)	S-1	333-260136	4.10	10/8/2021
4.11	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.12	Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.1	4/7/2022
4.13	Schedule to Exhibit 4.11 - Form of Credit Agreement Warrant to Purchase Stock	8-K	001-40988	4.2	4/7/2022
4.14	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.11	8/10/2022
4.15	Schedule to Exhibit 4.14 - Holders of Credit Agreement Warrants to Purchase Common Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022
4.16	Form of Indenture for Senior Debt Securities	S-3	333-270366	4.6	3/8/2023
4.17	Form of Indenture for Subordinated Debt Securities	S-3	333-270366	4.7	3/8/2023
10.1	Employment Letter, dated as of June 3, 2024, by and between Sonendo, Inc. and John Bostjancic	8-K	001-40988	10.1	6/5/2024
10.2	2023 Employment Inducement Incentive Award Plan	S-8	333-270366	99.1	3/8/2023
10.3	Amendment to the 2023 Employment Inducement Incentive Award Plan	8-K	001-40988	10.4	6/5/2024
10.4	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, by and between Sonendo, Inc. and Perceptive Credit	8-K	001-40988	10.2	3/5/2024
10.5	Asset Purchase Agreement, dated as of September 30, 2024, by and among Sonendo, Inc., Biolase,	8-K	001-40988	2.1	10/2/2024

Inc., BL Acquisition Corp., BL Acquisition II, Inc. and Model Dental Office, LLC
16.1	Letter from Ernst & Young LLP to the U.S. Securities and Exchange Commissions, dated August 14, 2024	8-K	001-40988	16.1	8/16/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonendo, Inc.

Date: November 12, 2024	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director
(principal executive officer)

Date: November 12, 2024	By:	/s/ John Bostjancic
John Bostjancic
Chief Financial Officer
(principal financial and accounting officer)