Form 10-K
period 2024-12-31
Sonendo, Inc.
filed 2025-03-26
CIK 1407973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 was approximately $4.3 million, based on the closing price of the shares of common stock on New York Stock Exchange on such date.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2025 was 427,401.

1.
On April 11, 2024, the New York Stock Exchange LLC filed a Form 25 and removed the registrant’s common stock, $0.001 par value per share, from listing and registration under Section 12(b) of the Exchange Act.
2.
On February 27, 2025, the registrant filed a Form 15 pursuant to Rule 15d-6 under the Exchange Act to suspend the registration of its common stock, $0.001 par value per share, under Section 15 of the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On April 11, 2024, the New York Stock Exchange LLC filed a Form 25 and removed the registrant’s common stock, $0.001 par value per share, from listing and registration under Section 12(b) of the Exchange Act. On February 27, 2025, the registrant filed a Form 15 pursuant to Rule 15d-6 under the Act to suspend the registration of its common stock under Section 15 of the Exchange Act, suspending the Company’s duty to file reports under Section 13 or 15(d) of the Exchange Act. The Company is filing this Annual Report on Form 10-K with the Commission to comply with its remaining reporting obligations under Section 15(d) of the Exchange Act. As of the fiscal year ended December 31, 2024, the Company had less than 300 shareholders of record under the applicable counting rules. The Company intends to post periodic reports on the OTC Markets website under the alternative reporting standard, its current reporting standard.

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

You should carefully consider these risks, as well as the additional risks described in other documents we filed with the Securities and Exchange Commission (the “SEC”). We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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
•
The delisting of our common stock from the New York Stock Exchange (“NYSE”) and the OTC Markets Group Inc.’s (“OTC”) OTCQX U.S. tier (the “OTCQX”) and deregistration of our securities under the Exchange Act, could further depress our securities’ market price and liquidity. The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance.
•
The terms of our Credit Agreement (as defined herein) require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.
•
We will need additional funding beyond the capital resources currently available to us to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.

1

•
The commercial success of our GentleWave System and the GentleWave Procedure will depend upon the degree of market acceptance of our products by dental practitioners, among other factors.
•
Our revenue is primarily generated from sales of our GentleWave Console and the accompanying single-use procedure instruments (“PIs”) and our business, financial condition and results of operations are therefore highly dependent on the success of these offerings.
•
Our future operating results may be difficult to predict and could fall below expectations or any guidance we may provide.
•
We may not be able to obtain or maintain adequate levels of third party coverage and reimbursement.
•
We may not be able to achieve or maintain satisfactory pricing and margins for our products.
•
We face competition from many sources, including larger companies, and we may not be able to compete successfully.
•
New product development takes time and requires considerable resources and we may be unable to develop or commercialize products on a timely basis, or at all.
•
We have limited experience manufacturing our products in large-scale commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities.
•
We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply shortages and price fluctuations.
•
Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained from shipping could adversely affect our business, financial condition, results of operations and prospects.
•
If we receive a significant number of warranty claims or our GentleWave Systems require significant amounts of service after sale, our operating expenses may substantially increase and our business and financial results will be adversely affected.
•
We may encounter difficulties in managing our growth, which could disrupt our operations.
•
Our internal computer systems or those used by our contractors or consultants, may fail or suffer security breaches.
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
•
Our reverse stock split could further decrease our total capitalization and may continue to increase the volatility of our stock price.
•
The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders.
•
Our decision to deregister our common stock under the Exchange Act could negatively affect the liquidity and trading prices of our common stock, will result in substantially less disclosure about us, and could severely impair our ability to raise capital.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved. You are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

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

The GentleWave System is a Class II device and has received 510(k) clearance from the United States Food and Drug Administration (the “FDA”) for preparing, cleaning, and irrigating teeth indicated for root canal therapy (“RCT”). Our initial focus is on leveraging the GentleWave System to transform RCT by addressing the limitations of conventional methods. The key components of our GentleWave System are a sophisticated and mobile console and pre-packaged, sterilized, single-use procedure instruments (“PIs”). The GentleWave System utilizes a proprietary mechanism of action that is designed to combine procedure fluid optimization, broad-spectrum acoustic energy and advanced fluid dynamics to efficiently and effectively reach microscopic spaces within teeth and dissolve and remove tissue and bacteria with minimal or no removal of tooth structure. We have invested significant resources in establishing a broad intellectual property portfolio directed to the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2024, we held 141 issued patents and there were 49 pending patent applications that include device, design, system and method claims.

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
•
Simple to use technology.
•
Low risk of cross-contamination.
•
Practice differentiating technology

Our business previously operated through two segments, “Product and Software”. Our Product segment includes the sales of the GentleWave System console and related accessories and instruments. Our Software segment, which was divested in March 2024, included the sales of our traditional software licenses for practice management software to enable an integrated digital office for endodontists.

We generated revenue of $31.7 million and a net loss of $33.5 million from continuing operations for the year ended December 31, 2024 compared to revenue of $34.6 million and a net loss of $62.5 million from continuing operations for the year ended December 31, 2023. As of December 31, 2024, we had cash and cash equivalents and short-term investments of $11.6 million, an accumulated deficit of $458.0 million, and $15.1 million in principal outstanding under our term loan facility.

Recent Developments

Biolase Asset Purchase Agreement

On September 30, 2024, we entered into the Biolase Asset Purchase Agreement with Biolase, Inc. and other parties (collectively “Sellers”), pursuant to which, subject to the terms and conditions set forth in the Biolase Asset Purchase Agreement, we were designated as the “stalking horse” bidder in connection with a sale of certain assets of Biolase under Section 363 of Title 11 of the United States Code for a total purchase price of (i) $14 million in cash subject to a downward working capital adjustment, (ii) the assumption of liabilities and (iii) the value of the Delaware Litigation (collectively, the “Purchase Price”).

The Sellers conducted a bankruptcy auction on November 4, 2024. Based on the result of that auction, the Company was not the winning bidder. Accordingly, the Company did not proceed with the transaction described in the Biolase Asset Purchase Agreement. The Biolase Asset Purchase Agreement was terminated upon the sale of the Biolase assets to the prevailing bidder, and the Sellers paid the Company a break-up fee equal to approximately $0.4 million and an expense reimbursement of approximately $0.6 million. Additionally, $1.4 million, or 10% of the Purchase Price that was placed into escrow at the time of signing, was returned to the Company in December 2024.

Divestiture of Software Segment

On March 1, 2024, we divested our Software segment that we owned through our wholly-owned subsidiary, then-known as TDO Software, Inc. (“TDO”), by selling substantially all the assets and liabilities of TDO, for approximately $16.0 million, with $15.0 million received upon closing and the balance due approximately 12 months post-closing. A gain of $5.7 million on sale of the Software business was recorded in income from discontinued operations. We received the remaining consideration of $1.0 million at the end of February 2025.

Insurance Reimbursement Coverage for GentleWave Procedure

Effective January 1, 2025, the American Dental Association (“ADA”) updated ADA Code 2940, a widely used procedure code previously associated with “protective restoration,” to clarify that it should also be used to create an “endodontic seal.” This change may be significant for the GentleWave procedure, an advanced endodontic treatment that requires an endodontic seal as part of its process. With this update, dental professionals performing the GentleWave procedure may utilize ADA Code 2940 for insurance reimbursement purposes, potentially improving patient access and provider adoption.

Debt Amendment

On February 28, 2025, we reached an agreement with Perceptive Credit Holdings III, LP to amend our Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, as amended (the “Credit Agreement”). The amendment (the “Fourth Amendment”) amended the Credit Agreement, to, among other things (i) initially defer the amortization payment due February 28, 2025 to March 31, 2025 (the “February Amortization Payment”), (ii) waive the February Amortization Payment and each other amortization payment which would come due on or prior to September 30, 2025, and (iii) waive each amortization payment which would come due after September 30, 2025 until March 31, 2026. The deferrals and waivers provided in the Fourth Amendment, including those described above, are subject to various conditions subsequent, including, among other things, certain near-term equity financings and capital-raising transactions, each with minimum gross proceed requirements, as well as certain mandatory prepayment obligations associated with such equity financing and capital-raising requirements, as outlined in the Fourth Amendment.

Stock Listing and Reverse Stock Split

Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. We withdrew our request for an appeal and our common stock was delisted from the NYSE on April 11, 2024. On June 4, 2024, we received notice from OTC that our common stock did not meet the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We subsequently regained compliance for a period of time through the reverse stock split discussed in the following paragraphs.

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

On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, which was effected on October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares received a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of our common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying consolidated financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, we received notice from the OTC that our common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because our market capitalization has stayed below $5 million for the past 30 consecutive calendar days. After the 90 day grace period to regain compliance expired on February 10, 2025, our common stock was removed from OTCQX and moved to the OTC Pink market.

Voluntary Suspension of SEC Reporting Obligations

We decided to voluntarily suspend our reporting obligations with the U.S. Securities and Exchange Commission (“SEC”). On February 27, 2025, we filed a Form 15 certifying the deregistration of our common stock under Section 15(d) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. As a result, the Company will no longer file periodic reports, including Forms 10-K, 10-Q, and 8-K. The Company is filing this Form 10-K solely to comply with its obligation to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15. This is the last report that the Company anticipates filing with the SEC. The Company’s shares will continue to trade on the OTC Pink market; however, there will be a significant reduction in public disclosures of the Company’s information, which may result in lower liquidity and less transparency regarding our financial condition and business operations.

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
•
Compelling and growing body of clinical and real-world evidence. The clinical benefits delivered by our GentleWave System have been demonstrated across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and in real-world, clinical practice, with over 1.6 million patients treated using the GentleWave System as of December 31, 2024. Our robust base of peer-reviewed research and clinical data shows that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. For example, we observed a treatment success rate of 97% for patients treated using the GentleWave System in our PURE study, the results of which were published in the peer-reviewed Journal of Clinical and Experimental Dentistry and Journal of Endodontics. The GentleWave System has also been shown to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Results from a survey of GentleWave users that we performed in 2020 indicated that the number of root canal procedures performed in a single patient visit increased from 57% to 90% following adoption of the GentleWave System. These survey results are supported by data from our peer-reviewed, prospective clinical studies as well as commercial experience. We believe our compelling and growing body of clinical data and real-world evidence will continue to serve as a catalyst for driving adoption of our GentleWave System.
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
•
Transformative research and development capabilities and a robust intellectual property portfolio. We have invested significant resources in establishing strong research and development capabilities that are focused on developing simple-to-use solutions. We also have invested significant resources in establishing a broad intellectual property portfolio directed to the GentleWave Procedure and its unique mechanism of action, as well as future capabilities under development. As of December 31, 2024, we had 141 issued patents and 49 pending patent applications that include device, design, system and method claims.
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
•
Grow our footprint into international markets. While our current commercial focus is on the United States and Canada, we believe the GentleWave System can offer compelling benefits to the large population of patients suffering from tooth decay in other international markets. We plan to pursue marketing authorizations and related certifications and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

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

We launched the CleanFlow PI in April 2022. In August 2023, we received CleanFlow's FDA clearance to include anterior teeth. In early 2024, we phased out the legacy PI designed for molar teeth (a “Molar PI”), anteriors and premolars (an “APM PI”) in early 2024, and we currently only offer CleanFlow PI. The CleanFlow PI utilizes the same mechanism of action as our legacy PIs, but has been improved so that no components of the PI enter the tooth, regardless of tooth type. We believe the CleanFlow PI will transform the way root canal procedures are performed by cleaning the inside of the tooth from outside the tooth through the endodontic access opening, and will further simplify the GentleWave Procedure, expand our indications for use, improve user experience and enable clinicians to preserve even more tooth structure.

The image below depicts our CleanFlow PI and its respective mechanisms of action:

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

Peer-Reviewed Research and Clinical Studies

We are committed to continuing to generate evidence to support the clinical benefits of the GentleWave System. These benefits have been observed in-vivo and in-vitro across two prospective, multi-center clinical studies, over 30 peer-reviewed journal publications and by real-world, clinical practice, with over one million patients treated using the GentleWave System as of December 31, 2024. Our robust base of research and clinical data supports our belief that the GentleWave System has delivered strong clinical outcomes, including high and rapid healing rates with minimal to no post-operative pain, and provided superior cleaning of the entire root canal system in a less invasive procedure. In addition, the GentleWave System has been observed to drive procedure efficiency, enabling a greater proportion of root canal procedures to be completed in a single patient visit and reducing the need for endodontic files. Other than the SUPREME study referred to below, we do not believe any studies were powered for statistical significance, which we believe is common in the field of endodontic and dental research.

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

Debridement of GentleWave Compared to Conventional Methods

A study published in the Journal of Endodontics in 2015 compared the debridement efficacy of the GentleWave System with a conventional method for cleaning root canals. This study was funded by us, and our employees were involved in the design of the study. Study data was acquired and analyzed independently of us. The conventional method in the study used a 30G Max-i-Probe side-vented irrigation needle and NiTi rotary instruments (endodontic files). The in-vitro study included 45 freshly extracted molars. The GentleWave System showed a statistically significant greater cleaning capacity and reduction in residual debris compared to teeth that were cleaned conventionally. Conventional instrumentation and irrigation cleaned debris from 67.8% and 87.3% of the apical and middle regions of the root canal, respectively. The GentleWave System cleaned substantially more debris, removing 97.2% and 98.1% of the debris from the apical and middle regions, respectively. The GentleWave System also demonstrated more complete cleaning in complex anatomies. In teeth with isthmi, 98.3% of isthmi areas were free of tissue debris after the GentleWave Procedure, compared to 64.3% of isthmi areas after conventional methods.

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

Sales and Marketing

Our commercial strategy and sales model focuses on facilitating adoption of our GentleWave System by increasing our installed base of consoles and maximizing procedural instrument revenue through increased utilization of our GentleWave Systems. We have structured our sales and clinician support team with specialized roles, including capital sales representatives, consumable sales representatives, field service engineers and marketing team members.

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

We have more than 150 active patents and patent applications worldwide and have many patent applications in process. We continually seek additional U.S. and international patents directed to our technology. Our pending patent and trademark applications may not result in issued patents or registered trademarks, and we cannot assure you that any current or subsequently issued patents or registered trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party.

As of December 31, 2024, we had 39 U.S. patents, which are expected to expire between February 9, 2027 and July 17, 2041, and there were 21 pending U.S. patent applications. As of December 31, 2024, we had 102 total issued foreign patents, which include issued foreign utility patents with anticipated expiration dates ranging from 2027 to 2035, and 28 total pending foreign patent applications.

As of December 31, 2024, our patent portfolio included 18 U.S. patents, 10 pending U.S. patent applications, 71 foreign patents, 16 pending foreign patent applications that relate to our GentleWave Console and PIs. These patents and patent applications belong to patent families relating to the following technology areas:

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
•
Four design-type patent families directed to designs for a procedure instrument and console, the patents and patent applications (if issued) in these four patent families have anticipated expiration dates ranging from 2029 to at least 2040; and
•
One utility-type patent family directed to other aspects of our GentleWave products, including console features such as security, authentication, and fluid management, the patents and patent applications (if issued) in this patent family have anticipated expiration dates in 2034.

The term of any individual patent depends on the relevant laws and regulations in the country in which it is granted. In most countries, including the United States, the patent term for a nonprovisional patent is generally 20 years from the filing date of the earliest filed nonprovisional patent application to which priority is claimed.

As of December 31, 2024, we owned 108 registered trademarks and 18 pending trademark applications worldwide, including trademark registrations for “Sonendo” and “GentleWave” in the United States and other countries.

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

The European Patent Office (EPO) issued a communication in EP Patent No. 3311770 on May 10, 2024, under R. 79(1) EPC indicating that a notice of opposition was filed in the EPO by 42IP LTD. Oral proceedings are scheduled in the opposition on July 1, 2025.

We are committed to protecting our intellectual property and any future application of our intellectual property and investments in innovation. For example, in January 2023, our wholly-owned subsidiary, PIPStek LLC (“PIPStek”), filed a patent infringement lawsuit against Biolase, Inc. in the U.S. District Court for the District of Delaware. In the lawsuit, PIPStek asserts infringement of three of its U.S. patents by Biolase's Waterlase laser. On October 1, 2024, the Company and PIPStek filed a proof of claim with the Bankruptcy Court for a total of not less than $59,000,000 in damages related to alleged infringement by Biolase of certain of the Company's and PIPStek’s patents covering the use of laser systems and radial firing tips. Biolase’s infringement includes the claims asserted in the litigation styled PIPStek, LLC v. Biolase, Inc.; C.A. No. 1:23-cv-00011-JPM pending in the District Court of the District of Delaware (the “Delaware Litigation”). On October 4, 2024, Biolase, Inc. filed a Notice of Bankruptcy Filing and Imposition of Automatic Stay. On November 12, 2024, the U.S. District Court for the District of Delaware stayed PIPStek’s patent infringement lawsuit in view of Biolase’s bankruptcy filing.

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

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada (“HC”). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License. Higher classification risk devices (Class III and IV) require filing dossiers that resemble U.S. 510(k) applications. These applications can range in cost and typically take longer for approval. Our Canadian medical device license (#101958) was issued in 2018 and, as a holder of such a license, we are subject to inspection by HC and must maintain a valid Medical Device Single Audit Program (“MDSAP”) certificate. We renewed our MDSAP certificate issued by DQS Medizinprodukte GmbH in June 2020 and it will remain valid through September 2025.

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

Several states in which we operate have also adopted similar fraud and abuse and transparency laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/or imprisonment.

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

U.S. Healthcare Reform

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. It is unclear how recent executive orders and other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact post-market regulation, the ACA or our business.

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

In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”) and other state omnibus consumer privacy laws, the Washington My Health My Data Act (“WA MHMD”) and other consumer health privacy laws, and the EU General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Human Capital Resources and Employees

We employ a highly-skilled employee base, including our sales force, and promote a culture of innovation to continuously iterate and enhance our products, systems and commercial footprint. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees.

As of December 31, 2024, we had 131 employees (including 129 full-time employees). Employee turnover has not had a material impact on our operations. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in the State of Delaware in June 2006 under the name Dentatek Corporation. In March 2011, we changed our name to Sonendo, Inc. Our principal executive offices are located at 26061 Merit Circle, Suite 102,

Laguna Hills, California, and our telephone number is (949) 766-3636. Our website address is www.sonendo.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report or any other filing we make with the SEC. We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and also a smaller reporting company, and therefore we are subject to reduced public company reporting requirements.

Available Information

We make available, free of charge, on our website at www.sonendo.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. All such reports, including proxy and information statements, are also available free of charge via EDGAR through the SEC website at www.sec.gov. We do not incorporate the information on or accessible through these websites into this Annual Report, and you should not consider any information on, or that can be accessed through, these websites a part of this Annual Report or any other filing we make with the SEC.

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

We have incurred significant net losses in each reporting period since our inception and expect to continue to incur net losses for the foreseeable future. For the years ended December 31, 2024 and 2023, we had net losses of $33.5 million and $62.5 million, respectively. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products and software, costs related to our sales and marketing efforts, including costs related to clinical and regulatory initiatives to obtain marketing clearance or approval, and infrastructure improvements.

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

Our securities are trading on the OTC Pink market, which is volatile and sporadic and could depress our securities’ market price and liquidity.

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

On June 4, 2024, we were notified by the OTC, that our common stock closed below $0.10 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX, Rule 2.1(A). On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

On November 7, 2024, we were notified by the OTC, that market capitalization has stayed below $5 million for the past 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX, Rule 2.1(B). We had a cure period of 90 calendar days to regain compliance. The 90-calendar day grace period expired February 7, 2025, and our common stock was removed from OTCQX and moved to the OTC Pink market, the successor to the pink sheets. The OTC Pink market generally is illiquid, and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. Moreover, the OTC Pink market is not a stock exchange, and trading of securities on the OTC Pink market is often more sporadic than the trading of securities listed on NYSE.

As our common stock was moved to OTC Pink market, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. The move to OTC Pink market could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

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

Our reverse stock split could further decrease our total capitalization, and may continue to increase the volatility of our stock price.

Although we believed that a higher market price of our common stock would help generate greater or broader investor interest, there was no assurance that our reverse stock split would result in a share price that would attract new investors, including institutional investors. In addition, there was no assurance that the market price of our common stock would satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock did not necessarily improve.

The decline in the per share price of our common stock and the decline in our overall market capitalization may be greater following the reverse stock split than would have occurred in the absence of a reverse stock split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the reverse stock split.

Furthermore, the market price per share following the reverse stock split has not increased and may not in the future increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. There could be further volatility of our total market capitalization and the market price per share of our common stock.

The sale of securities by us in any equity or debt financing could result in substantial dilution to our existing stockholders.

The Fourth Amendment to the Credit Agreement, among other things deferred and waived certain payments that would have been required in the near-term. Such deferrals and waivers are subject to various conditions subsequent, including, among other things, certain near-term equity financings and capital-raising transactions, each with minimum gross proceed requirements, as well as certain mandatory prepayment obligations associated with such equity financing and capital-raising requirements, as outlined in the Fourth Amendment. Any sale of common stock by us in a future private placement offering could result in substantial dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

Our decision to deregister our common stock under the Exchange Act could negatively affect the liquidity and trading prices of our common stock, will result in substantially less disclosure about us, and could severely impair our ability to raise capital.

As a result of the Company's decision to suspend its SEC reporting obligations, investors will have access to significantly less publicly available information about our financial condition, results of operations, and business developments. This reduction in transparency may make it more difficult for investors to evaluate our business and could negatively impact investor confidence.

Because we will no longer be subject to SEC reporting requirements, our stock may become less attractive to certain investors, including institutional investors who require publicly available financial statements. This could lead to reduced trading volume and liquidity, making it more difficult for shareholders to buy or sell our stock at prevailing market prices.

There is a risk that market makers or brokerage firms may impose additional restrictions on the trading of our securities due to our non-reporting status, which could further limit liquidity. These factors could result in increased volatility and a decline in the market price of our common stock. We cannot predict the full impact of alternative financial reporting on our stock price, trading volume, or investor base, and there is no assurance that our decision will not have an adverse effect on our shareholders.

Our revenue is primarily generated from sales of our GentleWave Console and the accompanying single-use PIs and our business, financial condition and results of operations are therefore highly dependent on the success of our remaining offerings.

To date, substantially all of our revenue has been derived from sales of our GentleWave Console and the accompanying single-use PIs. Our GentleWave Console and the accompanying single-use PIs are used to deliver the GentleWave Procedure. We began scaled commercialization of our current suite of products in the United States in 2017 and dental practitioner awareness of, and experience with, our products has been and is currently limited. As a result, our products currently have limited product and brand recognition within the dental industry as an alternative to the conventional methods of performing RCT. We do not have a long history operating as a commercial company successfully, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to a number of uncertainties, including those outside of our control.

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

Our TDO software segment historically represented a substantial source of our revenues. By divesting our TDO software segment, we will no longer have the assets that generated these revenues and, unless we are able to increase our revenues through organic growth or acquisitions, our revenues following the disposition will be lower than they have been for these historical periods.

The divestiture of our TDO software segment may cause potential customers to be less likely to commit to purchases of GentleWave Console.

Our TDO practice management software is designed to improve practice workflow and seamlessly integrate with the GentleWave System. As a result of the divestiture of our TDO software segment and that the TDO software is now operated by a third party, potential customers may be less likely to commit to purchases of our GentleWave System.

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

As of December 31, 2024, there was $15.1 million of outstanding principal under our Credit Agreement. Our indebtedness under this agreement is secured by substantially all of our assets. See the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The Credit Agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, related to, among others, limitations on the incurrence of additional debt, liens and other encumbrances on property, fundamental changes and acquisitions, including mergers, consolidations and liquidations, changes to our type of business, use of cash and investment activities, dividends and other payments in respect of our capital stock, payments and prepayments of certain debt, changes in our fiscal year, sales of assets transactions with affiliates, licensing arrangements, modifications to material agreements and foundational documents, sale and leaseback arrangements and handling of hazardous materials. The Credit Agreement also includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) satisfy certain minimum revenue thresholds, measured for the 12 consecutive month period on each calendar quarter-end until December 31, 2026. See Note 10 to the consolidated financial statements for details.

Failure to satisfy these financial covenants would constitute an event of default under the Credit Agreement. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.

The Credit Agreement also contains customary events of default. If we fail to comply with our affirmative and restrictive covenants, including the financial covenants, payments or other terms of the agreement, our lender could declare an event of default, which would give it the right to terminate its commitments and declare all amounts outstanding under the agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%. In addition, our lender would have the right to proceed against the assets we provided as collateral. If the debt under the Credit Agreement were accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. There is a material uncertainty that raise substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business.

On March 1, 2024, we entered into Amendment No. 3 to the Credit Agreement. Pursuant to this amendment, we made a one-time $15.0 million principal repayment on March 1, 2024, and agreed to make an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. The Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO software assets. On February 28, 2025, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment amended the Credit Agreement, to, among other things (i) initially defer the amortization payment due February 28, 2025 to March 31, 2025 (the “February Amortization Payment”), (ii) waive the February Amortization Payment and each other amortization payment which would come due on or prior to September 30, 2025, and (iii) waive each amortization payment which would come due after September 30, 2025 until March 31, 2026. The deferrals and waivers provided in the Fourth Amendment, including those described above, are subject to various conditions subsequent, including, among other things, certain near-term equity financings and capital-raising transactions, each with minimum gross proceed requirements, as well as certain mandatory prepayment obligations associated with such equity financing and capital-raising requirements, as outlined in the Fourth Amendment. There can be no assurance, however, that we will timely execute such financing transactions or execute at all. If we are unable to execute such financing transactions pursuant to the conditions in the Fourth Amendment, the applicable monthly principal payments will again be required. See Note 10 to the consolidated financial statements for details. We may need to further refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that a further extension or waiver will be granted, that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

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

We will need additional funding beyond the capital resources currently available to us to finance our planned operations, and may not be able to raise capital when needed, which could force us to delay, reduce or eliminate one or more of our product development programs and future commercialization efforts.

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $11.6 million, an accumulated deficit of $458.0 million and a $15.1 million outstanding principal under our term loan facility. On February 28, 2025, the Company entered into the Fourth Amendment to its Credit Agreement. The Fourth Amendment to the Credit Agreement, among other things deferred and waived certain payments that would have been required in the near-term. Such deferrals and waivers are subject to various conditions subsequent, including, among other things, certain near-term equity financings and capital-raising transactions, each with minimum gross proceed requirements, as well as certain mandatory prepayment obligations associated with such equity financing and capital-raising requirements, as outlined in the Fourth Amendment.

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

Risks Related to Our Business and Industry

Uncertainty of Insurance Reimbursement for the GentleWave® Procedure

Changes to insurance reimbursement policies, including updates to American Dental Association (ADA) Code 2940, may not guarantee broad or consistent reimbursement for the GentleWave procedure. While ADA has clarified that ADA Code 2940 can be used to create an “endodontic seal”—a necessary step in the GentleWave procedure—there remains uncertainty regarding how insurers will interpret and apply this change. Insurance providers may choose to deny claims, impose additional documentation requirements, or limit reimbursement amounts, which could impact the financial accessibility of the GentleWave procedure for patients and the willingness of providers to adopt the technology. If insurance reimbursement is not widely accepted or is lower than expected, it could adversely affect the procedure’s market penetration, the company’s revenue, and overall growth prospects. We continue to engage with insurers, dental professionals, and industry stakeholders to facilitate adoption and acceptance of the revised coding, but there is no assurance that these efforts will result in broad reimbursement coverage.

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

We are highly dependent on our senior management, including our chief executive officer, Bjarne Bergheim, and other key personnel. The chief operating officer and the chief commercial officer departed in 2023, and the chief financial officer and the chief talent officer resigned in 2024. We recruited a chief financial officer in June 2024, and other positions were replaced by new roles to continue to focus on operational improvement, innovation and commercial strategy. In addition, a director of our board resigned in March 2024 and another director of our board opted not to stand for reelection in our annual shareholder meeting in June 2024. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024 and 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $370.6 million and $361.2 million, respectively, and U.S. federal and state research and development credit carryforwards of $4.1 million and $4.6 million, respectively. Certain federal NOLs incurred in taxable years beginning before December 31, 2018, and certain state NOLs will begin to expire in the calendar year 2026, unless previously utilized. In addition, certain federal research and development credit carryforwards will begin to expire in the calendar year 2032. NOL carryforwards and research and development credit carryforwards subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities, as applicable. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs to offset taxable income in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. For state income tax purposes, the extent to which states will conform to federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California State NOLs and tax credits in tax years beginning after 2019 and before 2022.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change by value in its equity ownership by certain stockholders (or groups of stockholders) over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOL carryforwards and its pre-change research and development credit carryforwards (and certain other tax attributes) to offset post- change taxable income or income tax liabilities, as applicable. Similar rules may apply under state tax laws. Although we have not completed a formal analysis as to whether past ownership changes have resulted in limitations on our use of our NOL carryforwards and research and development credit carryforwards under Sections 382 and 383 of the Code, we expect our IPO in November 2021 and private placements in September 2022 and any private placements in 2025 to trigger an ownership change and result in such limitations going forward. In addition, future changes in our stock ownership, some of which might be beyond our control, could also result in ownership changes under Sections 382 and 383 of the Code. For the foregoing reasons, we may not be able to utilize a material portion of our NOL carryforwards or research and development credit carryforwards, even if we attain profitability.

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

Our 2022 federal tax return is currently under IRS audit, which might result in adjustment of our federal NOL carryforwards and federal research and development credit carryforwards.

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

The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous amendments to the ACA and revisions to implementing regulations, along with judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the Supreme Court ruled that states and individuals lacked standing to challenge the constitutionality of the ACA’s individual mandate, post-repeal of its associated tax penalty. Additionally, during his term, President Biden issued executive orders instructing certain governmental agencies to review their existing policies and practices to identify ways to expand the availability of affordable health coverage, to improve the quality of coverage, to strengthen benefits, and to help more Americans enroll in quality health coverage. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect these and further changes related to the ACA, including under the Trump administration, will have on our business.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. Finally, with the change in presidential administration in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products. Since the start of the new congressional session and presidential administration, substantial volatility and uncertainty have surrounded both the present activities of federal regulatory agencies and their future, including potential reductions to the regulatory agencies’, such as FDA’s, workforce.

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

Disruptions at the FDA and foreign regulatory agencies caused by funding shortages or unexpected personnel overhaul could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell or Share My Personal Information” link, and timely and efficiently comply with opt-out requests. The enactment of the CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. Similar laws have passed in nineteen other states including Virginia,

Colorado, Connecticut, and Utah. For example, the Virginia Consumer Data Protection Act took effect on January 1, 2023. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase compliance costs and adversely affect our business.

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

As of December 31, 2024, our patent portfolio included 162 patents owned by us, including 36 in the United States. As of December 31, 2024, we had 64 pending patent applications globally, including 25 in the United States. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. As with other medical device companies, our success depends, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, maintaining, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our products or research and development results before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent is not conclusive as to its inventorship, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, so even if we obtain patents, they may not provide us with adequate proprietary protection or competitive advantage against our competitors with similar products. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology or to prevent competitive technologies. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value or validity of our intellectual property or narrow the scope of our patent protection. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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
▪
lack of public disclosure following our suspension from reporting under the Exchange Act; and
▪
other events or factors, including those resulting from political conditions, election cycles, war or incidents of terrorism, or responses to these events, many of which are outside of our control.

Due to our failure to comply with the continued listing standard set forth in the New York Stock Exchange (NYSE)’s Listed Company Manual, our common stock has been suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023 and was delisted from the NYSE on April 11, 2024. This has negatively impacted our stockholders and the trading price and liquidity of our common stock. We commenced trading on the OTCQX on November 22, 2023. On November 7, 2024, we were notified by the OTC, that market capitalization has stayed below $5 million for the past 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX, Rule 2.1(B). On February 7, 2025, our common stock was removed from the OTCQX and moved to the OTC Pink market after the 90 day grace period to regain compliance expired on February 10, 2025. Subsequently, the Company decided to voluntarily suspend its reporting obligations with the U.S. Securities and Exchange Commission (SEC). On February 27, 2025, we filed a Form 15 certifying the deregistration of our common stock under Section 15(d) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. As a result, the Company will no longer file periodic reports, including Forms 10-K, 10-Q, and 8-K. The Company’s shares will continue to trade on the OTC Pink market.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 12, 2025, we had a total of 427,401 shares of our common stock outstanding, assuming no exercise of outstanding options. Sales of a substantial number of shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, shares of our common stock issued upon the exercise of options, vesting of restricted stock units and exercise of warrants may also be sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline. As of March 12, 2025, we had outstanding warrants to purchase total of 1,518 shares of our common stock at exercise prices ranging from $2,190 per share to $2,400 per share, and outstanding prefunded warrants to purchase total of 50.1 thousand shares of our common stock at exercise price of $0.20 per share.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of Credit Agreement restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. As of December 31, 2024, there are 50.1 thousand pre-funded warrants outstanding, which are exercisable for shares of our common stock at $0.20 per share. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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

We are not subject to the same SEC rules regarding internal controls over financial reporting as a reporting company.

As a reporting company, we were required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we were required to make a formal assessment of the effectiveness of our internal control over financial reporting each year. As a result of our voluntary suspension of reporting under the Exchange Act, we will not be required to comply with the same SEC rules that we did as a reporting company, including certain internal controls over financial reporting and auditor attestation. We intend to dedicate internal and external resources as are appropriate for a company trading on OTC Pink market. However, our ability to produce accurate financial statements on a timely basis could be impaired.

We are no longer a reporting company under the Exchange Act and are not required to provide the same level of disclosure as when we were a reporting company.

We are no longer a reporting company under the Exchange Act and are not required to provide the same level of disclosure as when we were a reporting company. This is the last report that the Company anticipates filing with the SEC. The Company’s shares will continue to trade on the OTC Pink market; however, there will be a significant reduction in public disclosures of the Company’s information, which may result in lower liquidity and less transparency regarding our financial condition and business operations.

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

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Laguna Hills, California, where we occupy approximately 55,000 square feet of space under a series of lease agreements. The lease agreement for our corporate headquarters expires in March 2028. We believe our current facilities are sufficient to meet our current and anticipated future needs and that suitable additional space is available as needed to accommodate expansion of our operations.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed and traded on the New York Stock Exchange (NYSE) under the symbol “SONX” from October 29, 2021 to November 21, 2023. Due to our failure to comply with the continued listing standard set forth in the NYSE’s Listed Company Manual, NYSE suspended trading of our common stock effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day under the same symbol. After the 90 day grace period to regain compliance expired on February 10, 2025, our common stock was removed from OTCQX and moved to the OTC Pink market.

On February 27, 2025, we filed a Form 15 certifying the deregistration of our common stock under Section 15(d) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company continues to be quoted on the OTC Pink market.

Holders of Record

As of March 12, 2025, we had approximately 130 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In the United States and Canada, our direct sales force markets and sells the GentleWave System to dental practitioners performing a high volume of root canals as part of their practice. Our commercial strategy and sales model involves a focus on driving adoption of our GentleWave System by increasing our installed base of consoles and maximizing recurring PI revenue through increased utilization. We have been and plan to continue to expand the size of our sales and clinician support teams to support our efforts of driving adoption and utilization of the GentleWave System. We plan to pursue marketing authorizations and similar certifications to enable marketing and engage in other market access initiatives over time in attractive international regions in which we see significant potential opportunity.

We generated revenue of $31.7 million and a net loss of $33.5 million from continuing operations for the year ended December 31, 2024 compared to revenue of $34.6 million and a net loss of $62.5 million from continuing operations for the year ended December 31, 2023. As of December 31, 2024, we had cash and cash equivalents and short-term investments of $11.6 million, an accumulated deficit of $458.0 million, and $15.1 million in principal outstanding under our term loan facility.

We expect to continue to incur net losses for the next several years. We expect to continue to make investments in our sales and marketing organization, including plans to expand our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing accounts and to broaden awareness and adoption of our products to new clinicians. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our GentleWave products, support regulatory submissions and demonstrate the clinical efficacy of our new products. For the time being, we will continue to incur expenses as a result of operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations, and other administrative and professional services expenses. As a result of these and other expenses, we require additional financing to fund our operations and planned growth.

Our ability to continue as a going concern depends on our ability to successfully secure additional financing, continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding term loans (see Note 10 to the Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. There is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, that we may be unable to realize our assets and discharge our liabilities in the normal course of business (see Liquidity and Capital Resources section).

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

The Sellers conducted a bankruptcy auction on November 4, 2024. Based on the result of that auction, the Company was not the winning bidder. Accordingly, the Company did not proceed with the transaction described in the Biolase Asset Purchase Agreement. The Biolase Asset Purchase Agreement was terminated upon the sale of the Biolase assets to the prevailing bidder, and the Sellers paid the Company a break-up fee equal to approximately $0.4 million and an expense reimbursement of approximately $0.6 million, which were recorded as contra general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. Additionally, $1.4 million, or 10% of the Purchase Price that was placed into escrow at the time of signing, was returned to the Company in December 2024.

Divestiture of Software Segment

On March 1, 2024, we divested our Software segment that we owned through TDO, by selling substantially all the assets and liabilities of TDO, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the balance due approximately 12 months post-closing. A gain of $5.7 million on sale of the Software business was recorded in income from discontinued operations. We received the remaining payment of $1.0 million at the end of February 2025.

Insurance Reimbursement Coverage for GentleWave Procedure

Effective January 1, 2025, the American Dental Association (ADA) updated ADA Code 2940, a widely used procedure code previously associated with "protective restoration," to clarify that it should also be used to create an "endodontic seal." This change may be significant for the GentleWave procedure, an advanced endodontic treatment that requires an endodontic seal as part of its process. With this update, dental professionals performing the GentleWave procedure may utilize ADA Code 2940 for insurance reimbursement purposes, potentially improving patient access and provider adoption.

Debt Amendment

On February 28, 2025, we entered into the Fourth Amendment to amend our Credit Agreement. See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Indebtedness” for additional information.

Stock Listing and Reverse Stock Split

Due to our failure to comply with the continued listing standards set forth in the NYSE’s Listed Company Manual, our common stock was suspended from trading on the NYSE effective at the opening of business Eastern Standard Time on November 22, 2023. We commenced trading on the OTCQX on the same day. We withdrew our request for an appeal and our common stock was delisted from the NYSE on April 11, 2024. On June 4, 2024, we received notice from OTC that our common stock did not meet the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We subsequently regained compliance for a period of time through the reverse stock split discussed in the following paragraphs.

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

On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, which was effected on October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares received a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of our common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying consolidated financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, we received notice from the OTC that our common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because our market capitalization has stayed below $5 million for the past 30 consecutive calendar days. After the 90 day grace period to regain compliance expired on February 10, 2025, our common stock was removed from OTCQX and moved to the OTC Pink market.

Voluntary Suspension of SEC Reporting Obligations

We decided to voluntarily suspend our reporting obligations with the U.S. Securities and Exchange Commission (“SEC”). On February 27, 2025, we filed a Form 15 certifying the deregistration of our common stock under Section 15(d) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. As a result, the Company will no longer file periodic reports, including Forms 10-K, 10-Q, and 8-K. The Company is filing this Form 10-K solely to comply with its obligation to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15. This is the last report that the Company anticipates filing with the SEC. The Company’s shares will continue to trade on the OTC Pink market; however, there will be a significant reduction in public disclosures of the Company’s information, which may result in lower liquidity and less transparency regarding our financial condition and business operations.

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

•
Installed base of GentleWave Systems: We have focused on driving adoption of the GentleWave Procedure among endodontists in the United States and Canada. To drive further adoption of our products, we may continue to restructure our team of sales representatives. We believe that our current targeting strategy identifies a well-defined customer base that is accessible by our direct sales organization.
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
•
Gross margins: Our results of operations depend, in part, on our ability to increase our gross margins by more effectively managing our costs to produce our GentleWave Console and single-use PI, and to scale our manufacturing operations efficiently. We are undertaking continuous cost saving programs, including implementation of lean manufacturing methods and working with our suppliers to reduce material costs. We currently offer only CleanFlow PI to our customers. We phased out the legacy PI and accessories designed for molar teeth (a “Molar PI”) and anteriors and premolars (an “APM PI”) in 2024. CleanFlow PI has a lower cost to manufacture on per unit basis compared to the legacy Molar PI and APM PI. We anticipate that the combination of these strategies will continue driving gross margin improvement.
•
Commercial organization: As of December 31, 2024, our sales and customer support team consisted of approximately 35 employees. We intend to continue to re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. Successfully recruiting and training a sufficient number of sales and customer support employees is required to achieve growth at the rate we expect. The effectiveness of our commercial organization re-prioritization can impact our revenue growth and our costs incurred in anticipation of such growth.

Components of Our Results of Operations

As discussed in Note 3, “Discontinued Operations” to the accompanying Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, we divested our Software segment by selling substantially all assets and liabilities of TDO. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the Software business are reported as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the Software business for the years ended December 31, 2024 and 2023.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily, product mix and the resulting average selling prices, production volumes, manufacturing costs and product yields, and the implementation of cost reduction strategies. Our former Software segment gross margin was generally higher than our product gross margin. Prior period financial statements have been recast to exclude the Software segment from continuing operations. We expect gross margin to fluctuate in the short term and to increase year over year. We are engaged in various efforts to improve our gross margin by reducing unit product costs to the extent our production volumes increase, as well as through product design improvements, reducing material costs through negotiations with suppliers and optimizing the manufacturing process and reducing the costs to service our installed base.

Operating Expenses

Selling and Marketing

Selling and marketing expenses consist primarily of personnel compensation, including stock-based compensation, related to selling, marketing, and professional education functions. Selling and marketing expenses also include commissions, training, travel expenses, promotional activities, conferences, trade shows, and professional services fees. We expect our selling and marketing expenses to continue to decrease in absolute dollars in 2025 compared to the prior year periods due to the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount, the reprioritization of our commercial infrastructure, and lower spending on sales and marketing programs and initiatives, though it may fluctuate from period to period.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of personnel compensation, including stock-based compensation, related to administration, finance, information technology, legal, and human resource functions. G&A expenses also include travel expenses, professional services fees, audit fees, legal fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect our G&A expenses to continue to decrease in absolute dollars in 2025 compared to the prior year periods due to the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount and lower spending on general and administrative programs, though it may fluctuate from period to period.

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for proprietary R&D programs, and include costs of product engineering, product development, regulatory affairs, consulting services, materials, and depreciation, as well as other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facilities expenses. We expect our R&D expenses to continue to decrease in absolute dollars in 2025 compared to the prior year periods due to the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future as we become more efficient in our efforts to develop, enhance, and commercialize new products and technologies. However, we expect our R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts.

Interest Expense and Other Income

Interest expense and other income consists primarily of interest expense under our outstanding term loan and interest income from investments in marketable securities.

Income from Discontinued Operations

Income from discontinued operations consists primarily of income (loss) from TDO’s Software business and gain from sale of TDO’s assets and liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table shows our results of operations for the years ended December 31, 2024 and 2023, together with the dollar and percentage change in those items:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue, net	$31,702	$34,628	(2,926)	(8)%
Cost of sales	19,860	29,959	(10,099)	(34)%
Gross profit	11,842	4,669	7,173	154%
Gross margin	37%	13%
Operating expenses:
Selling and marketing	17,097	28,697	(11,600)	(40)%
General and administrative	17,353	24,794	(7,441)	(30)%
Research and development	6,758	10,443	(3,685)	(35)%
Total operating expenses	41,208	63,934	(22,726)	(36)%
Operating loss	(29,366)	(59,265)	29,899	(50)%
Interest expense and other income:
Interest expense	(5,471)	(6,456)	985	(15)%
Other income	1,297	3,260	(1,963)	(60)%
Total interest expense and other income	(4,174)	(3,196)	(978)	31%
Loss before income tax expense	(33,540)	(62,461)	28,921	(46)%
Income tax expense	(2)	(2)	—	—
Loss from continuing operations, net of tax	(33,542)	(62,463)	28,921	(46)%
Income from discontinued operations, net of tax	5,509	1,544	3,965	257%
Net loss	$(28,033)	$(60,919)	32,886	(54)%

Revenue

Revenue from continuing operations decreased $2.9 million, or 8%, in 2024 from 2023, which was primarily driven by decrease in PI sales volume of approximately 16% and lower average selling price of GentleWave consoles, partially offset by an increase in extended service contracts revenue. For the year ended December 31, 2024, we generated $8.7 million and $18.5 million from the sale of GentleWave Consoles and PIs, respectively, compared to $9.2 million and $21.6 million, respectively, for the year ended December 31, 2023.

Cost of sales and Gross margin

Cost of sales decreased $10.1 million, or 34%, in 2024 from 2023, which was primarily driven by lower manufacturing costs for PIs and lower excess and obsolete inventory charges. During 2024, we recorded $0.3 million of excess and obsolete inventory charges related to phasing out our legacy GentleWave Console (“Gen3”) and our legacy molar and anterior pre-molar procedure instruments, as well as a $0.2 million charge due to impairment of long-lived assets. During 2023, we recorded $2.9 million of excess and obsolete inventory charges due to reduced sales volumes of our Gen3 and the phasing out of our legacy molar and anterior pre-molar procedure instruments, as well as a $1.6 million charge due to impairment of long-lived assets.

Due to the aforementioned decrease in cost of sales, gross margin for 2024 increased to 37% from 13% in 2023.

Selling and marketing expenses

Selling and marketing expenses decreased $11.6 million, or 40%, in 2024 from 2023, primarily driven by an approximately $4.9 million decrease in employee-related compensation and benefit expenses, including stock-based compensation, as a result of the previously disclosed reduction in headcount, and lower marketing spending as we re-prioritize our commercial organization to increase the adoption of our products among existing and new customer accounts. The decrease is partially offset by expenses of $0.6 million recognized relating to the accelerated vesting of restricted stock units (“RSUs”) granted to certain non-executive employees 2024. The decrease is also partially offset by a higher charge of impairment of long-lived assets in 2024 compared to 2023. In 2024, we recorded an impairment charge of $0.6 million of long-lived assets, as compared to $0.4 million impairment charges in 2023.

G&A expenses

G&A expenses decreased $7.4 million, or 30%, in 2024 from 2023, primarily driven by an approximately $4.5 million decrease in employee-related compensation and expenses, including stock-based compensation, recruiting, travel and office expenses, as a result of the reduction in headcount. This decrease was also driven by an impairment charge of $1.4 million of long-lived assets in 2023. The decrease was partially offset by expenses of $0.2 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees in 2024. In addition, during 2024, we incurred expenses of $1.1 million related to the Biolase assets auction, and recorded a contra expenses totaling $1.0 million related to the break-up fee and expense reimbursement from Biolase.

R&D expenses

R&D expenses decreased $3.7 million, or 35%, in 2024 from 2023, primarily driven by a decrease in employee related compensation and benefit expenses due to lower headcount. This decrease was also driven by an impairment charge of $0.2 million of long-lived assets in 2023. The decrease is partially offset by expenses of $0.4 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees in 2024.

Interest expense and other income

Interest expense decreased $1.0 million, or 15%, in 2024 from 2023, primarily due to principal repayments on our term loan beginning March 2024. No principal repayment was made in 2023.

Other income decreased $2.0 million, or 60%, in 2024 from 2023, primarily resulting from lower amounts of short-term investments.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax, for 2024 consisted primarily of gain of $5.7 million from sale of TDO’s assets and liabilities and loss from TDO’s Software business for the period from January 1, 2024 to March 1, 2024, which includes expenses of $0.3 million recognized relating to the accelerated vesting of RSUs granted to certain non-executive employees.

Liquidity and Capital Resources

Sources of liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur net losses for the next several years.

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $11.6 million, an accumulated deficit of $458.0 million, and $15.1 million in principal outstanding under our term loan facility, of which $10.8 million will be repaid by the end of 2025 if various financing transactions as outlined in Amendment No. 4 to the Amended Perceptive Loan Agreement are not timely executed (see below for further details). For the years ended December 31, 2024 and 2023, our net losses from operations were $28.0 million and $60.9 million, respectively, and our net cash used in operating activities was $24.7 million and $46.1 million, respectively.

Funding requirements

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will continue to incur losses for the next several years.

We expect our operating expenses from continuing operations to continue to decrease in 2025 based on the benefits derived from recently adopted cost saving measures and additional measures we expect to adopt in the future, including reductions in headcount and the reprioritization of our commercial infrastructure, and lower spending on selling, marketing, R&D and general and administrative programs and functions, though it may fluctuate from period to period. The timing and amount of our operating expenditures will depend on many factors, including:

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

Our ability to continue as a going concern depends on our ability to continue to commercialize our products, achieve and maintain profitable operations, as well as the adherence to conditions of the outstanding term loan (see Note 10 to the Consolidated Financial Statements). Without additional financing, we will have insufficient liquidity to achieve further commercialization of our products and maintain compliance with our loan covenants. Due to these conditions, there is a material uncertainty that raises substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

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

On June 4, 2024, we received notice from OTC that our common stock did not meet the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because our stock’s bid price closed below $0.10 for more than 30 consecutive calendar days. We subsequently regained compliance for a period of time through the reverse stock split discussed in the following paragraphs.

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

On October 16, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 200 pre-split shares as of 12:01 a.m. Eastern Time on October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares received a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of our common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A).

The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying consolidated financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, we received notice from the OTC that our common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because our market capitalization has stayed below $5 million for the past 30 consecutive calendar days. After the 90 day grace period to regain compliance expired on February 10, 2025, our common stock was removed from OTCQX and moved to the OTC Pink market, which may further negatively impact our stockholders, the trading price and the liquidity of our common stock.

Over-the-counter markets are more limited than the NYSE, and it is likely that there will be significantly less liquidity in the trading of our common stock. The delisting of our common stock from the NYSE, and the move from the OTCQX to the OTC Pink market, could have material adverse effects on our business, financial condition and results of operations due to, among other things:

•
reduced trading liquidity and market prices for our common and preferred stock;
•
decreased number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing;
•
resulting event of default or noncompliance under certain of our debt facilities and other agreements; and
•
reduced ability to retain, attract and motivate our directors, officers and employees by means of equity compensation.

The Company decided to voluntarily suspend its reporting obligations with the SEC. On February 27, 2025, we filed a Form 15 certifying the deregistration of our common stock under Section 15(d) of the Exchange Act and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. As a result, the Company will no longer file periodic reports, including Forms 10-K, 10-Q, and 8-K. The Company’s shares will continue to trade on the OTC Pink market; however, investors should be aware that reduced public disclosures may result in lower liquidity and less transparency regarding our financial condition and business operations.

Delisting our common stock from the NYSE, the move from the OTCQX to the OTC Pink market, and the suspension of reporting obligations with the SEC may adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock, the move from the OTCQX to the OTC Pink market, and the suspension of reporting obligations with the SEC could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

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

Indebtedness

On January 13, 2023, we entered into the Amendment No. 2 (the “Second Amendment”) to the Credit Agreement and Guaranty by and among us, PIPStek, as the Subsidiary Guarantor, and Perceptive Credit Holdings III, LP, as the Collateral Agent and the Required Lender (the “Amended Perceptive Loan Agreement”)to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the years ended December 31, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

On March 1, 2024, we entered to the Amendment No. 3 to the Amended Perceptive Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we made a one-time $15.0 million principal repayment on March 1, 2024, and made an amortization payment of $1.8 million on the outstanding principal on March 31, 2024 and we agreed to make monthly amortization payments on the outstanding principal amount each in the amount of $0.9 million on each payment date commencing on April 30, 2024. Accordingly, $1.0 million of the unamortized debt issuance costs were expensed. In addition, the Third Amendment also modified certain covenants included in the Amended Perceptive Loan Agreement and released all liens granted to the TDO’s software assets.

On February 28, 2025, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment amended the Credit Agreement, to, among other things, (i) initially defer the February Amortization Payment due February 28, 2025 to March 31, 2025; (ii) waive the February Amortization payment and each other amortization payment which would come due on or prior to September 30, 2025 so long the Company completed one or more issuances or sales of its common stock, par value, $0.001 per share, aggregating not less than $8.0 million in gross cash proceeds to the Company by March 31, 205 (the “Equity Offering Transaction”) (iii) waive each amortization payment which would come due after September 30, 2025 until March 31, 2026 so long as the Equity Offering Transaction is completed by March 31, 2025 and a subsequent transaction resulting in not less than $5.0 million of gross cash proceeds to the Borrower pursuant to documentation approved by the Collateral Agent in writing is completed by September 30, 2025 (the “Subsequent Financing Transaction”), (iv) require one or more mandatory prepayments in amounts equal to (x) 100% of the amount of net proceeds from the Subsequent Financing Transaction in excess of $10.0 million and up to $15.0 million and (y) 50% of the net proceeds resulting from the Subsequent Financing Transaction in excess of $15.0 million and (v) reset required levels in the Minimum Revenue covenant so long as the Equity Offering Transaction is consummated by March 31, 2025. Any remaining outstanding principal amount of the term loans shall be due and payable in full in cash on August 23, 2026, the maturity date.

For the year ended December 31, 2024 and 2023, the effective interest rate of the loan pursuant to the Credit Agreement, was 20.31% and 17.41%, respectively. As of December 31, 2024 and 2023, the fair value of the loan pursuant to the Credit Agreement approximates its carrying amount.

Future principal repayments and the net carrying value of the Credit Agreement, as of December 31, 2024, were as follows:

Principal
(in thousands)
2025	$10,800
2026	4,300
Total principal payment	15,100
Debt discounts	(663)
Net carrying value	$14,437

We are permitted to make voluntary prepayments, subject to a scaled prepayment premium that ranges from 7.0% to 1.0% of the aggregate principal amount outstanding on such prepayment date for prepayments made after August 23, 2022 and before August 23, 2025. No prepayment premium is required for payments made after August 23, 2025.

The Credit Agreement contains events of default, including, without limitation, upon: (i) failure to make a payment pursuant to the terms of the agreement; (ii) violation of certain covenants; (iii) payment or other defaults on other indebtedness; (iv) material adverse change in the business or change in control; (v) insolvency; (vi) significant judgments; (vii) incorrectness of representations and warranties; (viii) regulatory matters; and (ix) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing. Based on the Credit Agreement, we have granted a security interest in substantially all of our assets.

The Credit Agreement includes financial covenants that require us to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) pursuant to the Fourth Amendment, satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until December 31, 2026 as follows:

For 12-month Period Ending	Revenue
(in thousands)
December 31, 2024	$31,500
March 31, 2025	$30,028
June 30, 2025	$28,916
September 30, 2025	$27,858
December 31, 2025	$27,604
March 31, 2026	$28,261
June 30, 2026	$28,966
September 30, 2026	$29,660
December 31, 2026	$30,420

Pursuant to the Third Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification or exception or any qualification or exception as to the scope of the audit, solely with respect to the fiscal year ending on December 31, 2023. Pursuant to the Fourth Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification, solely with respect to the fiscal year ending on December 31, 2024.

Failure to satisfy any covenants would constitute an event of default under the Credit Agreement. In the event of an event of default, the lender may terminate its commitments and declare all amounts outstanding under the Credit Agreement immediately due and payable, together with accrued interest and all fees and other obligations. The amount of such repayment will include payment of any prepayment premium applicable due to the time of such payment. In addition, upon the occurrence and during the continuance of any event of default, the applicable margin will increase by 3.00% per annum to 12.25%.

Revenue generated from continuing and discontinued operations for the 12-months period ended December 31, 2024 was $33.2 million, and the cash and cash equivalents and short term investment balance was $11.6 million as of December 31, 2024. As such, we were in compliance with all financial covenants and conditions under the Credit Agreement as of December 31, 2024.

Divestiture of the TDO Software segment

On March 1, 2024, we divested our TDO Software segment by selling substantially all assets and liabilities of TDO Software, Inc, our wholly owned subsidiary, for approximately $16.0 million, with $15.0 million received upon closing and the remaining balance received in February 2025.

Summary statement of cash flows

The following table summarizes our statement of cash flows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(24,652)	$(46,062)
Investing activities	45,814	42,402
Financing activities	(24,945)	4
Net decrease in cash and cash equivalents	$(3,783)	$(3,656)

Operating Activities

Net cash used in operating activities during 2024 was $24.7 million, primarily consisting of net loss of $28.0 million and gain on sales of discontinued operations of $5.7 million, as adjusted for non-cash items of $8.8 million, partially offset by a net change in our net operating assets and liabilities of $0.3 million. Non-cash items primarily consisted of $4.8 million in stock-based compensation and $2.0 million of amortization of debt issuance costs. Changes in our net operating assets and liabilities year-over-year, was primarily due to a $3.7 million decrease in accrued expenses and other liabilities on payments to vendors, partially offset by changes in accounts receivable, prepaid expenses and other assets and accounts payable attributable to timing of payment.

Net cash used in operating activities during 2023 was $46.1 million, primarily consisting of net loss of $60.9 million as adjusted for non-cash items of $15.6 million, partially offset by a net change in our net operating assets and liabilities of $0.8 million. Non-cash items primarily consisted of $7.3 million in stock-based compensation, $3.7 million impairment of long-lived assets and $1.7 million in depreciation and amortization. Changes in our net operating assets and liabilities year-over-year, were primarily due to a $4.4 million cash receipts of ERC refund and a $3.7 million decrease in inventory due to managing production level, including a $2.9 million charge related to inventory due to phasing out our legacy Gen 3, partially offset by changes in accounts receivable, prepaid expenses, accrued compensation and accounts payable attributable to timing of payments.

Investing Activities

Net cash provided by investing activities during 2024 was $45.8 million as a result of $14.2 million net proceeds from sale of discontinued operations and $36.3 million proceeds from maturity of available-for-sale securities, partially offset by purchases of available-for-sale securities and purchases of property and equipment.

Net cash provided by investing activities during 2023 was $42.4 million as a result of maturity of available-for-sale securities, partially offset by proceeds from maturities of available-for-sale securities and purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $24.9 million for 2024, primarily due to principal repayments on our term loan. Net cash used in financing activities for 2023 was immaterial.

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

In the second half of 2023, the significant decline in our market capitalization was a triggering event, which resulted in the performance of long-lived assets impairment assessments. The assessments indicated that the carrying amount of our long-lived fixed assets in the Product segment would not be recoverable as of December 31, 2023. As a result, in the year ended December 31, 2023, the Company recognized impairment charges of $1.0 million to a definite-lived intangible, developed technology, which was recorded in operating expenses on the Consolidated Statements of Operations and Comprehensive Loss, and impairment charges of $2.6 million to property and equipment, of which $1.6 million was recorded in cost of sales and the remainder was recorded in operating expenses, on the Consolidated Statements of Operations and Comprehensive Loss. In the fourth quarter of 2024, the Company recorded $0.6 million impairment charges to property and equipment, which was recorded in selling and marketing on the consolidated statements of operations and comprehensive loss.

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

JOBS Act Accounting Election and Smaller Reporting Company Status

For the year ended December 31, 2024, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act”). As such, we were eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, presenting only two years of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC, to the extent applicable. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we no longer qualify as an emerging growth company. To the extent we are subject to the reporting requirements of the Exchange Act, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Sonendo, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Sonendo, Inc.

Laguna Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sonendo, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sonendo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sonendo, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor since 2013 until 2024.

Irvine, California

March 11, 2024, except for the presentation of discontinued operations as described in Note 3, the impact of the reverse stock split as described in Note 1, and going concern as described in Note 1, as to which the date is March 26, 2025

SONENDO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,226	$14,009
Short-term investments	1,401	32,773
Accounts receivable, net	3,682	4,790
Inventory, net	10,210	11,074
Prepaid expenses and other current assets	1,286	1,969
Current assets of discontinued operations	1,000	656
Total current assets	27,805	65,271
Property and equipment, net	—	461
Operating lease right-of-use assets	3,338	2,703
Other assets	122	128
Non-current assets of discontinued operations	—	9,597
Total assets	$31,265	$78,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,962	$1,142
Accrued expenses	2,002	3,072
Accrued compensation	2,580	2,413
Operating lease liabilities	1,085	1,250
Current portion of term loan	10,800	24,900
Other current liabilities	1,510	1,844
Current liabilities of discontinued operations	—	700
Total current liabilities	19,939	35,321
Operating lease liabilities, net of current	2,168	1,289
Term loan, net of current	3,637	12,467
Other liabilities	330	530
Non-current liabilities of discontinued operations	—	134
Total liabilities	26,074	49,741
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized —10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.001 par value; authorized — 500,000,000 shares; issued and outstanding— 427,330 shares as of December 31, 2024 and 317,737 shares as of December 31, 2023	—	—
Additional paid-in-capital	463,236	458,421
Accumulated other comprehensive gain	1	11
Accumulated deficit	(458,046)	(430,013)
Total stockholders’ equity	5,191	28,419
Total liabilities and stockholders’ equity	$31,265	$78,160

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue, net	$31,702	$34,628
Cost of sales	19,860	29,959
Gross profit	11,842	4,669
Operating expenses:
Selling and marketing	17,097	28,697
General and administrative	17,353	24,794
Research and development	6,758	10,443
Total operating expenses	41,208	63,934
Operating loss	(29,366)	(59,265)
Interest expense and other income:
Interest expense	(5,471)	(6,456)
Other income	1,297	3,260
Total interest expense and other income	(4,174)	(3,196)
Loss before income tax expense	(33,540)	(62,461)
Income tax expense	(2)	(2)
Loss from continuing operations, net of tax	(33,542)	(62,463)
Income from discontinued operations, net of tax	5,509	1,544
Net loss	$(28,033)	$(60,919)

Other comprehensive loss (net of tax):
Unrealized (loss) gain on short-term investments	(10)	72
Comprehensive loss	$(28,043)	$(60,847)
Net loss per share from continuing operations – basic and diluted	$(70.63)	$(132.92)
Net income per share from discontinued operations – basic and diluted	$11.60	$3.29
Net loss per share – basic and diluted	$(59.03)	$(129.63)
Weighted-average shares outstanding – basic and diluted	474,856	469,943

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except shares amount)

	Common Stock		Additional	Accumulated		Total
			Paid-In	Other	Accumulated	Stockholders’
	Shares	Amount	Capital	Comprehensive Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	249,871	$—	$451,110	$(61)	$(369,094)	$81,955
Employee stock plans	7,314	—	35	—	—	35
Stock-based compensation	—	—	7,276	—	—	7,276
Exercise of Common Stock Warrants	60,552	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	72	—	72
Net loss	—	—	—	—	(60,919)	(60,919)
Balance at December 31, 2023	317,737	$—	$458,421	$11	$(430,013)	$28,419
Employee stock plans	6,835	—	(8)	—	—	(8)
Stock-based compensation	—	—	4,823	—	—	4,823
Exercise of pre-funded warrants	102,758	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(28,033)	(28,033)
Balance at December 31, 2024	427,330	$—	$463,236	$1	$(458,046)	$5,191

The accompanying notes are an integral part of these Consolidated Financial Statements

SONENDO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,033)	$(60,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	288	1,118
Amortization of intangible assets	51	585
Amortization of right-of-use lease assets	1,119	1,272
Excess and obsolete inventory provisions	356	2,917
Impairment of long-lived assets	776	2,626
Credit loss expenses (recoveries)	(219)	422
Impairment of intangible assets	—	1,046
Stock-based compensation	4,823	7,276
Amortization of debt issuance costs	1,970	621
Accretion of available for sale securities, net	(406)	(2,248)
Gain on sale of discontinued operations	(5,703)	—
Changes in operating assets and liabilities:
Accounts receivable	1,619	295
Inventory	75	852
Prepaid expenses and other assets	1,418	6,047
Accounts payable	786	(3,262)
Accrued expenses and other liabilities	(3,618)	(3,955)
Deferred revenue	224	103
Accrued compensation	(178)	(858)
Net cash used in operating activities	(24,652)	(46,062)
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,506)	(60,069)
Proceeds from maturities of available-for-sale securities	36,273	103,400
Purchases of property and equipment	(161)	(929)
Proceeds from sale of discontinued operations, net	14,208	—
Net cash provided by investing activities	45,814	42,402
Cash flows from financing activities:
Principal repayments on term loan	(24,900)	—
Issuance of stock under employee stock plans	—	127
Taxes paid on vested stock awards under employee stock plans	(7)	(92)
Principal repayments on finance lease	(38)	(31)
Net cash provided by (used in) financing activities	(24,945)	4
Net decrease in cash and cash equivalents	(3,783)	(3,656)
Cash and cash equivalents at beginning of year	14,009	17,665
Cash and cash equivalents at end of year	$10,226	$14,009

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$2	$2
Interest	$3,475	$5,813
Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,836	$1,792

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Sonendo,” or the “Company” refer to Sonendo, Inc.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of Sonendo and its wholly-owned subsidiary, PIPStek, LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions among the consolidated entities have been eliminated in consolidation.

As discussed in Note 3, “Discontinued Operations”, on March 1, 2024, the Company divested its software segment by selling substantially all assets and liabilities of its wholly owned subsidiary, then-known as TDO Software, Inc. The sale met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the Software business are reported as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all periods presented. The Company’s Consolidated Statements of Cash Flows include the financial results of the Software business for the year ended December 31, 2024 and 2023. All amounts and disclosure included in the Notes to the consolidated financial statements reflect only the Company’s continuing operations unless otherwise noted.

The accompanying consolidated financial statements reflect the 1-for-200 reverse split of the Company’s common stock that was approved by our Board of Directors and made effective on October 18, 2024. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Certain line items on the consolidated statements of operations and comprehensive loss and the consolidated statements of cash flows are reclassified in the prior period to conform to current period presentation.

Reverse Stock Split

On October 16, 2024, the Company filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of the Company’s outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying consolidated financial statements reflect the 1-for-200 reverse split of the Company’s common stock. All share and per share information data herein that relates to common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Liquidity and Going Concern

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $11.6 million and $15.1 million in principal outstanding under its loan facility.

The Company has a limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and as of December 31, 2024 had an accumulated deficit of $458.0 million. During the year ended December 31, 2024, the Company incurred net losses of $33.5 million and used $24.7 million of cash, cash equivalents in operations, and recognized a gain of $5.7 million from sale of discontinued operations. The Company will continue to incur significant costs and expenses related to its ongoing operations until it gains market acceptance of products and achieves a level of revenues adequate to support its operations.

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

The Company has active plans to mitigate any doubt as to the Company’s ability to continue as a going concern. Specifically, the Company has been taking steps and plans to further reduce negative cash flow through additional operating expense reductions. The Company is also actively exploring financing options. Its plans are subject to inherent risks and uncertainties and there can be no assurance that its plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

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

On June 4, 2024, the Company received notice from OTC that the Company’s common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(A) because the Company’s stock bid price closed below $0.10 for more than 30 consecutive calendar days. We subsequently regained compliance for a period of time through the reverse stock split discussed in the following paragraphs.

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

On October 16, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to implement a 1-for-200 reverse stock split of its issued and outstanding common stock, effective as of October 18, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of the outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Stockholders who are entitled to fractional shares will receive a cash payment in lieu of receiving

Notes to Consolidated Financial Statements — (Continued)

fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest multiplied by $5.00 (the per share closing price of the Company’s common stock, on a post-split basis, as last reported on the OTCQX market on November 7, 2024). The reverse stock split was announced by FINRA on its OTC Daily List on November 7, 2024 and took effect at the open of trading on November 8, 2024 on the OTCQX. Upon the effectiveness of the reverse stock split, the Company became compliant with OTCQX Rule 2.1(A) for a period of time.

The number of shares of common stock authorized under the Amended and Restated Certificate of Incorporation is unchanged at 500,000,000 shares. The accompanying consolidated financial statements reflect the 1-for-200 reverse split of our common stock. All share and per share information data herein that relates to the Company's common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On November 7, 2024, the Company received notice from the OTC that the Company’s common stock no longer met the Standards for Continued Qualification for the OTCQX per the OTCQX Rules for U.S. Companies section 2.1(B) because the Company’s market capitalization has stayed below $5 million for the past 30 consecutive calendar days. After the 90 day grace period to regain compliance expired on February 10, 2025, our common stock was removed from OTCQX and moved to the OTC Pink market.

Operating Segments

Operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker, who is the Company’s chief executive officer (“CEO”), for the purpose of allocating resources and evaluating performance. For the year ended December 31, 2023 and for the period in 2024 until the divestiture of the Software business on March 1, 2024, the Company had business activity and operated two operating and reportable segments: Product and Software. Since March 1, 2024, the Company has been operating under its single reportable segment, Product. There were no substantial assets or operations remaining of the previous software segment. The previous Software segment is reported as discontinued operations and presented as such for all periods in this report.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less that can be liquidated without prior notice or penalty. Cash and cash equivalents may include U.S. Treasury bills, corporate bonds, money market funds and commercial paper.

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

The Company believes any concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. No individual customer accounted for more than 10% of sales or accounts receivable in 2024 or 2023.

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

Accounts receivable, net consisted of the following as of December 31:

	2024	2023
	(in thousands)
Trade receivables	$3,827	$5,240
Less: allowance for credit losses	(145)	(450)
Accounts receivable, net	$3,682	$4,790

The following table presents the changes in allowance for credit losses on accounts receivable for the years ended December 31:

	2024	2023
	(in thousands)
Balance at beginning of period	$(450)	$(92)
Credit loss expenses	—	(403)
Credit loss recoveries	219	—
Write-offs	86	45
Balance at end of period	$(145)	$(450)

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost may include materials, labor and manufacturing overhead. Cost is determined by the first in first out inventory method. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs of completion and selling expenses.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. The Company records depreciation over the estimated useful lives of the assets, typically three to five years, using the straight-line method, and

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

The Company’s evaluation for goodwill impairment, which is completed annually as of October 31, consists of the TDO reporting unit from which goodwill originated. In the second half of 2023, the Company identified indicators of impairment related to the decline in its market capitalization. The Company completed an evaluation using a quantitative method as of September 30, 2023, the annual evaluation using a qualitative method as of October 31, 2023 and an evaluation using a quantitative method as of December 31, 2023, and determined that no impairment existed in each evaluation.

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

In the second half of 2023, the significant decline in the Company’s market capitalization was a triggering event, which resulted in the performance of an interim long-lived assets impairment assessment. The assessment indicated that the carrying amount of the Company’s definite-lived intangible and long-lived fixed assets in its Product segment would not be recoverable. As a result, the Company recognized a full impairment charge of $1.0 million to a definite-lived intangible, developed technology, which was recorded in operating expenses on the consolidated statements of operations and comprehensive loss, and a full impairment charge of $2.6 million to property and equipment, of which $1.6 million was recorded in cost of sales and the remainder was recorded in operating expenses, on the consolidated statements of operations and comprehensive loss. In the fourth quarter of 2024, the Company recorded $0.6 million impairment charges to property and equipment, which was recorded in selling and marketing on the consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments consist principally of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, operating lease liabilities, and a term loan. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Notes to Consolidated Financial Statements — (Continued)

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

Performance Obligations

The Company’s performance obligations primarily arise from the manufacture and delivery of the GentleWave System, related PIs and accessories. Payment terms are typically on open credit terms consistent with industry practice and do not have significant financing components. Consideration may be variable based on volume.

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

Notes to Consolidated Financial Statements — (Continued)

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

Contract liabilities

The Company recognizes a contract liability when a customer pays for goods or services for which the Company has not yet transferred control. The balances of the Company’s contract liabilities are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Total contract liabilities - extended service contracts	$1,144	$920
Less: long-term portion	174	302
Contract liabilities – current	$970	$618

Contract liabilities are included within other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the contract liability beginning balance of each year was $0.6 million and $0.7 million, respectively. The beginning balance of contract liabilities in 2023 was $0.3 million.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers by segment and by the timing of when goods and services are transferred which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected.

The following table provides information regarding revenues disaggregated by the timing of when goods and services are transferred:

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2024	2023
	(in thousands)
Product revenue recognized at a point in time	$30,247	$33,844
Service revenue recognized over time	1,455	784
Total revenue	$31,702	$34,628

Shipping and handling costs

All customer related shipping and handling costs are expensed as incurred and are charged to cost of sales. Charges to customers for shipping and handling are credited to revenue.

Warranty Reserve

The Company provides a standard warranty on its GentleWave Systems for a specified period of time. For the years ended December 31, 2024 and 2023, GentleWave Systems sold were covered by the warranty for a period of up to two years from the date of sale. Estimated warranty costs are recorded as a liability at the time of delivery with a corresponding provision to cost of sales. Warranty accruals are estimated based on the current product costs, the Company’s historical experience, management’s expectations of future conditions and standard maintenance schedules. The Company evaluates this reserve on a regular basis and makes adjustments as necessary.

The following table provides a reconciliation of the change in estimated warranty liabilities and current and non-current portion included in other current liabilities and other liabilities, respectively, on the consolidated balance sheets, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Balance at beginning of period	$1,270	$1,930
Provision for warranties issued	852	890
Changes in estimate of pre-existing warranty	(146)	—
Warranty costs incurred	(1,437)	(1,550)
Balance at end of period	$539	$1,270
Current portion	$496	$1,187
Non-current portion	43	83
Total	$539	$1,270

Advertising Expense

Advertising costs are expensed as incurred and amounted to $0.1 million and $1.0 million in 2024 and 2023, respectively. These expenses are included in selling and marketing in the Consolidated Statements of Operations and Comprehensive Loss.

Break-up Fee and Reimbursement Related to Biolase Assets Auction

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

Notes to Consolidated Financial Statements — (Continued)

liabilities and (iii) the value of the Delaware Litigation (as defined in the Biolase Asset Purchase Agreement) (the “Purchase Price”).

The Sellers conducted a bankruptcy auction on November 4, 2024. Based on the result of that auction, the Company was not the winning bidder. Accordingly, the Company did not proceed with the transaction described in the Biolase Asset Purchase Agreement. The Biolase Asset Purchase Agreement was terminated upon the sale of the Biolase assets to the prevailing bidder, and the Sellers paid the Company a break-up fee equal to approximately $0.4 million and an expense reimbursement of approximately $0.6 million, which were recorded as contra general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. Additionally, $1.4 million, or 10% of the Purchase Price that was placed into escrow at the time of signing, was returned to the Company in December 2024.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. The ASU expands on existing segment reporting requirements to require that a public entity, including entities with a single reportable segment, disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. See Note 12, Segment Information, for disclosure related to the adoption of 2023-07.

Accounting Pronouncements not yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not plan to early adopt this ASU and is evaluating the impact of on its Consolidated Financial Statements.

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

3. Discontinued Operations

On March 1, 2024, the Company entered into an Asset Purchase Agreement by and among TDO, Valsoft Corporation Inc., a Quebec corporation, and Aspire USA LLC, a Delaware limited liability company and affiliate of Valsoft (collectively “Valsoft”), pursuant to which TDO agreed to sell to Valsoft substantially all the assets and liabilities relating to the Company’s software segment for approximately $16.0 million. The Company received $15.0 million on March 1, 2024 and $1.0 million at the end of February 2025. In connection with the transaction, Valsoft agreed to make offers of employment to certain employees of the business on terms that are comparable to those currently in effect for such employees. The Asset Purchase Agreement contains certain representations, warranties and covenants of each of TDO and Valsoft. Each of TDO and the Valsoft has agreed to indemnify the other for certain losses arising out of breaches of representations and covenants and for certain losses arising out of retained liabilities or assumed liabilities relating to the TDO business, as applicable, subject to customary limitations. The Company had no continuing involvement or commitments with TDO after the divestiture.

Notes to Consolidated Financial Statements — (Continued)

The divestiture met the criteria to be accounted for as a discontinued operation as of March 31, 2024. Accordingly, the operating results of the discontinued operations for the years ended December 31, 2024 and 2023, respectively, are presented on the consolidated statements of operations and comprehensive loss within income from discontinued operations as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$1,478	$9,237
Cost of sales	511	3,184
Gross profit	967	6,053
Operating expenses:
General and administrative	524	1,669
Selling and marketing	161	714
Research and development	476	2,148
Income (loss) from discontinued operations	(194)	1,522
Other income	—	22
Gain on sale of discontinued operations, net of tax	5,703	—
Net income from discontinued operations	$5,509	$1,544

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

The following table provides information regarding revenues disaggregated by the timing of when software revenue is recognized:

	Year Ended December 31,
	2024	2023
	(in thousands)
Software revenue recognized at a point in time	$245	$2,014
Software revenue recognized over time	1,233	7,223
Total revenue	$1,478	$9,237

The following table presented assets and liabilities of discontinued operations as of December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Current assets:	$1,000	$656
Non-current assets:
Intangible assets, net	—	661
Goodwill	—	8,454
Other	—	482
Total assets of discontinued operations	$1,000	$10,253

Current liabilities:
Accounts payable	$—	$34
Accrued expenses	—	194
Accrued compensation	—	345
Operating lease liabilities	—	127
Non-current liabilities		134
Total liabilities of discontinued operations	$—	$834

The following table presented intangible assets of discontinued operations as of December 31, 2023. The intangibles were derecognized with the divestiture of the Software business in March 2024.

Notes to Consolidated Financial Statements — (Continued)

	2023
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(in years)	(in thousands)
Developed Technology (5 years)	1.6	$1,110	$1,110	—
Customer relationships (7 years)	4.0	1,910	1,421	489
Tradenames (10 years)	1.1	360	188	172
Total intangible assets	6.7	$3,380	$2,719	$661

During the year ended December 31, 2024, $60 thousand expenses of depreciation and amortization of long-lived assets was recorded in the discontinued operations. During the year ended December 31, 2023, $0.5 million expenses of depreciation and amortization of long-lived assets was recorded in the discontinued operations.

For each of the years ended December 31, 2024 and 2023, no capital expenditure was recorded in the discontinued operations.

See Note 7 “Stock based Compensation.” for stock based compensation expense recorded in the discontinued operations for each of the years ended December 31, 2024 and 2023.

4. Balance Sheet Components

Inventory

Inventory as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Raw materials	$5,215	$6,450
Work in process	148	278
Finished goods	4,847	4,346
Total inventory, net	$10,210	$11,074

The balance of the reserve of excess and obsolete inventory was $1.1 million and $0.8 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recorded a reserve for excess and obsolete inventory of $0.4 million, respectively, related to phasing out the legacy GentleWave Console (“Gen3”) and legacy molar and anterior pre-molar procedure instruments. During the year ended December 31, 2023, the Company recorded a reserve for excess and obsolete inventory of $1.7 million related to reduced sales volumes of legacy Gen3, and a charge of $1.2 million related to phasing out the legacy molar and anterior pre-molar procedure instruments as the Company moved to the CleanFlow procedure instruments, of which $0.6 million was due to excess and obsolete inventory.

Property and equipment, net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Laboratory and warehouse equipment and tooling	$—	$469
Computer equipment and software	—	30
Office furniture and fixtures	—	314
Leasehold improvements	—	19
Total	—	832
Less: accumulated depreciation	—	(168)
Property and equipment, net	—	664
Property and equipment, discontinued operations	—	(203)
Property and equipment, continuing operations	$—	$461

Notes to Consolidated Financial Statements — (Continued)

During 2024, the Company recorded an impairment charge of $0.6 million to property and equipment, which was recorded in selling and marketing expenses on the consolidated statements of operations and comprehensive loss. Depreciation expense was $0.3 million for the year ended December 31, 2024, which was recorded in selling and marketing in the consolidated statements of operations and comprehensive loss.

During 2023, the Company recorded an impairment charge of $2.6 million to property and equipment, of which, $1.6 million was recorded in cost of sales, $0.4 million was recorded in selling and marketing expenses, $0.4 million in general and administrative expenses, and $0.2 million in research and development expenses on the consolidated statements of operations and comprehensive loss. Depreciation expense was $1.1 million for the year ended December 3, 2023, of which, approximately $0.6 million was recorded in cost of sales, $0.1 million was recorded in selling and marketing expenses, $0.3 million was recorded in general and administrative expenses, and $0.1 million was recorded in research and development expenses in the consolidated statements of operations and comprehensive loss.

Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Vendor invoices	$1,355	$1,711
Other accrued expenses	647	1,555
Total accrued expenses	2,002	3,266
Total accrued expenses, discontinued operations	—	(194)
Total accrued expenses, continuing operations	$2,002	$3,072

Other Current Liabilities

Other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Finance lease liability	$44	$39
Warranty liability	496	1,187
Contract liabilities – current	$970	618
Total other current liabilities	1,510	1,844
Total other current liabilities, discontinued operations	—	—
Total other current liabilities, continuing operations	$1,510	$1,844

Other Liabilities

Other liabilities as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Non-current finance lease liability	$113	$145
Contract liabilities – non-current	174	302
Other non-current liabilities	43	83
Total other liabilities	330	530
Total other liabilities, discontinued operations	—	—
Total other liabilities, continuing operations	$330	$530

5. Fair Value of Financial Instruments

The following table provides the assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such value at December 31, 2024 and 2023:

Notes to Consolidated Financial Statements — (Continued)

	2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money market funds	$7,832	$7,832	$—	$—
Total cash equivalents at fair value	7,832	7,832	—	—
Short-term investments:
U.S. treasury securities	999	999	—	—
Commercial paper and corporate bonds	402	—	402	—
Total short-term investments at fair value	1,401	999	402	—
Total assets at fair value	$9,233	$8,831	$402	$—

	2024
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$999	$999	$—	$—
Commercial paper and corporate bonds	402	401	1	—
Total available-for-sale securities at fair value	$1,401	$1,400	$1	$—

	2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,761	$10,761	$—	$—
Corporate Bonds	1,827	—	1,827	—
Total cash equivalents at fair value	12,588	10,761	1,827	—
Short-term investments:
U.S. treasury securities	14,826	14,826	—	—
Commercial paper and corporate bonds	13,204	—	13,204	—
U.S. government agency bonds	4,743	—	4,743	—
Total short-term investments at fair value	32,773	14,826	17,947	—
Total assets at fair value	$45,361	$25,587	$19,774	$—

Notes to Consolidated Financial Statements — (Continued)

	2023
	Fair Value	Cost Basis	Amounts Recognized in Accumulated Other Comprehensive Loss
			Unrealized Gains	Unrealized Losses
	(in thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,826	$14,820	$6	$—
Commercial paper and corporate bonds	13,204	13,197	9	(2)
U.S. government agency bonds	4,743	4,745	—	(2)
Total available-for-sale securities at fair value	$32,773	$32,762	$15	$(4)

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

6. Stockholders’ Equity

Warrants

Warrants issued to Perceptive Credit Holdings III, LP (“Perceptive”) and certain of its affiliates and outstanding at December 31, 2023 included 95 warrants with exercise price of $2,190 per share and 1,518 warrants with exercise price of $2,400 per share. Warrants issued and outstanding at December 31, 2024 includes 1,518 warrants with exercise price of $2,400 per share. These warrants expire between June 2027 and August 2031.

Warrants outstanding at December 31, included the following:

2024			2023
Number of warrants	Purchase Price Per Share	Expiration Date	Number of warrants	Purchase Price Per Share	Expiration Date
273	$2,400.00	June, 2027	95	$2,190.00	June, 2024
246	$2,400.00	October, 2028	273	$2,400.00	June, 2027
999	$2,400.00	October, 2029	246	$2,400.00	October, 2028
1,518			999	$2,400.00	October, 2029
			1,613

The Company issued pre-funded warrants to certain institutional investors and accredited investors in a previous private placement. As of December 31, 2024, approximately 157.2 thousand shares have been issued pursuant to the exercise of pre-funded warrants and 50.1 thousand shares underlying the pre-funded warrants remain outstanding. The pre-funded warrants have an exercise price of $0.20 per share of common stock. The pre-funded warrants are

Notes to Consolidated Financial Statements — (Continued)

classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The pre-funded warrants are included in the calculation of basic and diluted loss per share.

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

Employee Stock Purchase Plan (“ESPP”)

Under the Company’s ESPP, eligible employees may authorize payroll deduction of up to 15% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase the Company's common stock at 85% of the fair market value of common stock either at the beginning of that offering period or on the exercise date, whichever is less. Each offering period is generally six months.

During 2023, the number of shares issued and the purchase was immaterial. In late 2023, the Company suspended future ESPP offering. As a result, no shares were issued under ESPP during 2024.

Stock-based Compensation Expenses

The following tables present the Company’s stock-based compensation for stock-settled awards by type (i.e., stock options and restricted stock units (“RSUs”) granted under the Company’s incentive plans, and rights to purchase shares of common stock issued under the Company’s ESPP and financial statement lines included in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Options	$1,062	$2,829
RSUs	3,761	4,297
ESPP	—	150
Total stock-based compensation expense	$4,823	$7,276

Notes to Consolidated Financial Statements — (Continued)

	2024			2023
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in thousands)
Cost of sales	$337	$79	$416	$317	$42	$359
Selling and marketing	880	59	939	1,966	25	1,991
General and administrative	2,655	140	2,795	4,162	75	4,237
Research and development	582	91	673	652	37	689
Total stock-based compensation expense	$4,454	$369	$4,823	$7,097	$179	$7,276

During the year ended December 31, 2024, the Company accelerated vesting of outstanding RSUs granted to certain non-executive employees in the continuing operations and recognized $1.6 million unamortized compensation expenses associated with these RSUs, with approximately $0.3 million expenses recorded in cost of sales, $0.6 million in selling and marketing, $0.2 million in general and administrative and $0.4 million in research and development.

During the year ended December 31, 2024, the Company accelerated vesting of outstanding RSUs granted to certain non-executive employees in the discontinued operations and recognized $0.3 million unamortized compensation expenses associated with these RSUs, as presented in the table above.

Compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2024.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
Options	$523	0.14
RSUs	2,559	3.05
Total unamortized compensation cost	$3,082

Plan Activities

The following table summarizes stock option activity under the Company's incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding, December 31, 2022	13,781	$566.00	6.9	$1,510
Granted	972	$166.29
Forfeited/Expired	(2,967)	$428.00
Options outstanding, December 31, 2023	11,786	$571.27	6.3	$—
Forfeited /Expired	(4,923)	$588.92		$—
Options outstanding, December 31, 2024	6,863	$588.92	5.9	$—
Options vested and exercisable, December 31, 2024	6,564	$590.07	5.9	$—

No options were granted during the year ended December 31, 2024. The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was and $166.29 per share per share.

The following table summarizes the non-vested stock options as of December 31, 2024 and 2023:

Notes to Consolidated Financial Statements — (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Options, December 31, 2023	2,217	$1,045.01
Non-vested Options, December 31, 2024	299	$1,880.25

The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $0.9 million and $2.5 million, respectively.

Certain stock option grants under the 2017 Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the 2017 Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. During the years ended December 31, 2024 and 2023, the Company did not repurchase shares. There was no material number of shares of common stock subject to repurchase as of December 31, 2024. Cash received for the early exercise of unvested stock options is initially recorded as a liability and are released to equity over the vesting period. There was no early exercised stock options during 2024 and 2023.

The following table summarizes RSU activity under the Company's incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	14,293	$898.00
Granted	17,691	$314.35
Vested	(7,036)	$670.01
Forfeited	(8,355)	$604.00
RSUs outstanding, December 31, 2023	16,593	$517.03
Granted	30,269	$8.47
Vested	(7,832)	$510.04
Forfeited	(5,530)	$391.34
RSUs outstanding, December 31, 2024	33,500	$82.11

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $4.0 million and $4.7 million, respectively. During the year ended December 31, 2024, vested RSUs included a total of 2,947 aforementioned accelerated vesting of outstanding RSUs to certain employees.

Fair Value Assumptions

The fair value of the Company’s stock options awards is estimated at the date of grant or modification, using the Black-Scholes option-pricing model with the following input assumptions during the years ended December 31, 2023. No stock options awards were granted during the year ended December 31, 2024.

	2023
	Range	Weighted Average
Expected volatility	96.65% - 96.65%	96.65%
Dividend yield	0.00%
Risk-free interest rates	3.92% - 3.92%	3.92%
Expected term (in years)	5.50 - 5.50	5.50

The fair value of the Company’s RSU awards is determined based upon the closing price of the Company’s stock price on the date of grant.

Stock Reserved for Issuance

As of December 31, 2024, 24 thousand shares of common stock were reserved for issuance under the Company's incentive plans.

Notes to Consolidated Financial Statements — (Continued)

8. Leases

The Company leases office space under operating leases with expirations ranging from December 2026 to March 2028, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company.

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

Future minimum lease payments under these leases are as follows:

Lease Amounts
(in thousands)
2025	$1,173
2026	1,325
2027	876
2028	221
Total future minimum lease payments	3,595
Less: Imputed Interest	(342)
Present value of operating lease liabilities	$3,253
Less: Current portion	1,085
Long-term operating lease liabilities	$2,168

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term in years	2.93	2.33
Weighted average discount rate	7.22%	8.82%

Variable operating lease expenses consist primarily real estate taxes and insurance. The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating leases expenses	$1,305	$1,516
Variable lease costs	67	83
Total	$1,372	$1,599

Cash paid for operating leases	$1,351	$1,521

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of sales	$308	$327
Selling, general and administrative	1,064	1,272
Total	$1,372	$1,599

Notes to Consolidated Financial Statements — (Continued)

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

10. Term Loan

Perceptive loan

On January 13, 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Credit Agreement and Guaranty by and among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Perceptive (the “Amended Perceptive Loan Agreement”) to replace the existing benchmark rate from the one-month LIBOR with a one-month Secured Overnight Financing Rate (“SOFR”). All other terms remain unchanged on the original agreement. For the year ended December 31, 2024 and 2023, the interest rate for amounts borrowed under the Amended Perceptive Loan Agreement was the greater of the one-month SOFR and 2.00% plus the applicable margin of 9.25%.

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

On February 28, 2025, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Amended Perceptive Loan Agreement. The Fourth Amendment, among other things, (i) initially defers the amortization payment due February 28, 2025 to March 31, 2025 (the “February Amortization Payment”), (ii) waives the February Amortization Payment and each other amortization payment which would come due on or prior to September 30, 2025 so long as the Company completed one or more issuances or sales of its common stock, par value, $0.001 per share, aggregating in an amount not less than $8.0 million in gross cash proceeds to the Company by March 31, 2025 (the “Equity Offering Transaction”), (iii) waives each amortization payment which would come due after September 30, 2025 until March 31, 2026 so long as the Equity Offering Transaction is completed by March 31, 2025 and a subsequent transaction resulting in not less than $5.0 million of gross cash proceeds to the Company pursuant to documentation approved by the Collateral Agent in writing is completed by September 30, 2025 (the “Subsequent Financing Transaction”), (iv) requires one or more mandatory prepayments in amounts equal to (x) 100% of the amount of net proceeds from the Subsequent Financing Transaction in excess of $10.0 million and up to $15.0 million and (y) 50% of the net proceeds resulting from the Subsequent Financing Transaction in excess of $15.0 million, and (v) resets required levels in the Minimum Revenue covenant so long as the Equity Offering Transaction is consummated by March 31, 2025. Any remaining outstanding principal amount of the Perceptive loan shall be due and payable in full in cash on August 23, 2026, the maturity date.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2024 and 2023, the effective interest rate of the Amended Perceptive Loan, was 20.31% and 16.15%, respectively. As of December 31, 2024 and 2023, the fair value of the Amended Perceptive Loan approximates its carrying amount based on Level 2 inputs.

Future principal repayments and the net carrying value of the Perceptive Loan as of December 31, 2024, are as follows:

Principal
(in thousands)
2025	$10,800
2026	4,300
Total principal payment	15,100
Debt discounts	(663)
Net carrying value	$14,437

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

The Amended Perceptive Loan Agreement includes financial covenants that require the Company to (i) maintain, at all times, a minimum aggregate balance of $3.0 million in cash in one or more controlled accounts, and (ii) pursuant to the Fourth Amendment, satisfy certain minimum revenue thresholds, measured for the consecutive 12-month periods ending on each calendar quarter-end until December 31, 2026 as follows:

For 12-month Period Ending	Revenue
(in thousands)
December 31, 2024	$31,500
March 31, 2025	$30,028
June 30, 2025	$28,916
September 30, 2025	$27,858
December 31, 2025	$27,604
March 31, 2026	$28,261
June 30, 2026	$28,966
September 30, 2026	$29,660
December 31, 2026	$30,420

Pursuant to the Third Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification or exception or any qualification or exception as to the scope of the audit, solely with respect to the fiscal year ended on December 31, 2023. Pursuant to the Fourth Amendment, the lender also waived the covenant requiring the absence of any “going concern” or like qualification, solely with respect to the fiscal year ended on December 31, 2024.

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

Notes to Consolidated Financial Statements — (Continued)

Total revenue generated from continuing and discontinued operations for the 12-months period ended December 31, 2024 was $33.2 million, and the cash and cash equivalents and short term investment balance was $11.6 million as of December 31, 2024. As such, the Company was in compliance with all financial covenants and conditions under the Amended Perceptive Loan Agreement as of December 31, 2024.

11. Income Taxes

The income tax provision for each of the years ended December 31, 2024 and 2023 $2 thousand, respectively. The effective tax rate was 0.0% for each of the years ended December 31, 2024 and 2023 and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

The provision (benefit) for income taxes charged to operations was as follows:

	2024	2023
	(in thousands)
Current tax expense
U.S. federal	$—	$—
State and local	2	2
Total current	2	2
Deferred tax expense:
U.S. federal	$—	$—
State and local	—	—
Total deferred	—	—
Total provision for income taxes	$2	$2

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as well as similar state provisions, annual use of the Company’s net operating loss and R&D credit carryforwards may be limited in the event a cumulative change in ownership. In general, an “ownership change,” as defined by IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an IRC Sections 382 and 383 analysis regarding the limitation of net operating loss and R&D credit carryforwards as of December 31, 2024. The Company has not completed a formal R&D study but has estimated the federal and California credit for purposes of the tax footnote as of December 31, 2024. However, the Company has not reflected a benefit in the consolidated financial statements due to the recorded valuation allowance.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the statutory federal income tax rate to loss before provision for income taxes and a reconciliation of the statutory federal rate and the effective rate was calculated as follows:

	2024		2023
	Amount	Percent	Amount	Percent
Tax computed at federal statutory rate	$(5,872)	21.00%	$(12,896)	21.00%
State income tax - net of federal benefit	(383)	1.37%	(1,350)	2.20%
Tax credits	-	-	(351)	0.57%
Change in valuation allowance	2,738	(9.79)%	12,894	(21.00)%
Stock-based compensation	748	(2.68)%	1,623	(2.64)%
Other deferred adjustments	795	(2.84)%	(65)	0.11%
Gain on sale of subsidiary	1,889	(6.76)%	-	-
Permanent items	87	(0.30)%	147	(0.24)%
Income tax provision	$2	0.00%	$2	0.00%

Notes to Consolidated Financial Statements — (Continued)

The significant components that comprised the Company’s net deferred taxes at December 31, 2024 and 2023 are as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$89,993	$87,831
Fixed assets and intangible assets	1,664	1,643
Lease liabilities	763	659
Accruals and reserves	1,025	1,018
Stock-based compensation	710	453
Tax credits	5,759	5,749
Research & Development	4,749	5,093
Other	2,865	2,261
Gross deferred tax assets	107,528	104,707
Less: valuation allowance	(106,745)	(104,007)
Net deferred tax assets	783	700
Deferred tax liabilities:
Fixed assets and intangible assets	—	—
Right-of-use assets	(783)	(700)
Total gross deferred tax liabilities:	(783)	(700)
Net deferred tax asset (liability)	$—	$—

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

On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance of $106.7 million and $104.0 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. For the year ended December 31, 2024, the valuation allowance for deferred tax assets increased by $2.7 million. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $370.6 million and $361.2 million, respectively and state net operating loss carryforwards of $207.6 million and $205.1 million, respectively. The federal and state loss carryforwards begin to expire in varying amounts between 2026 and 2037 unless previously utilized. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore $253.4 million of federal net operating loss carryforwards will not expire. As of December 31, 2024 and 2023, the Company also had federal research and development tax credit carry-forwards of approximately $4.1 million for both years and state research and development tax credit carry-forwards of approximately $4.6 million for both years. The federal research and development tax credits will begin to expire in varying amounts between 2032 and 2044. The California research and development tax credits carry-forward indefinitely.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities recorded for uncertain tax positions but does have unrecognized tax benefits of $2.2 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2024. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years due to the net operating loss carryforwards. The Company files a federal U.S.

Notes to Consolidated Financial Statements — (Continued)

tax return and several U.S. state income tax returns with varying statues of limitations. The Company’s federal tax return for the year ended December 31, 2022 is currently under examinations of Internal Revenue Service.

The following changes occurred in the amount of unrecognized tax benefits:

	2024	2023
	(in thousands)
Gross unrecognized tax benefits at the beginning of the year	$2,156	$2,020
Increases related to current year tax positions	—	126
Increases related to prior year tax positions	4	10
Gross unrecognized tax benefits at the end of the year	$2,160	$2,156

12. Segment Information

The Company reports segment information based on the management approach, which designates the internal reporting used by the Company’s chief operating decision maker (“CODM”) for decision making and performance assessment as the basis for determining the Company’s reportable segments. The CODM of the Company is its chief executive officer. Operating segments are defined as components of the Company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the CODM to assess the performance of the individual segments and make decisions about company resources such as personnel and working capital to be allocated to the segments.The performance measure of the Company’s reportable segments is primarily net income (loss). Net income (loss) for each segment includes all revenues, related cost of net revenues, gross margin, operating expenses, interest expense and other income directly attributable to the segment.

Since the divestiture of the Software business on March 1, 2024, the Company has been operating under its single reportable segment, Product. The Company’s Product segment includes sales of the Company’s GentleWave System console and related accessories and instruments.

During the year ended December 31, 2023, the Company operated and reported its results in two business segments, Product and Software. The Company’s previously reported Software segment, included sales of the Company's traditional software licenses for practice management software to enable an integrated digital office for endodontists. The previous Software segment was reported as discontinued operations and is presented as such for all periods in this report. For more information, see Note 3 “Discontinued Operations.”

The following tables presents the Company’s segment information for the years ended December 31, 2024 and 2023.

Notes to Consolidated Financial Statements — (Continued)

	2024	2023
	(in thousands, except percentage data)
	Product	Product
Revenue, net	$31,702	$34,628
Cost of sales	19,860	29,959
Gross profit	11,842	4,669
Gross margin	37%	13%
Operating expenses:
Selling and marketing	17,097	28,697
General and administrative	17,353	24,794
Research and development	6,758	10,443
Total operating expenses	41,208	63,934
Operating loss	(29,366)	(59,265)
Interest expense and other income:
Interest expense	(5,471)	(6,456)
Other income	1,297	3,260
Total interest expense and other income	(4,174)	(3,196)
Loss before income tax expense	(33,540)	(62,461)
Income tax expense	(2)	(2)
Loss from continuing operations, net of tax	(33,542)	(62,463)
Income from discontinued operations, net of tax	5,509	1,544
Net loss	$(28,033)	$(60,919)

No segment asset information is provided to the CODM to assess performance and allocate resources.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands, except shares and per share data)
Numerator:
Loss from continuing operations, net of tax	$(33,542)	$(62,463)
Income from discontinued operations, net of tax	5,509	1,544
Net loss	$(28,033)	$(60,919)
Denominator:
Weighted-average shares outstanding – basic and diluted	474,856	469,943
Net loss per share - basic and diluted	$(59.03)	$(129.63)

The pre-funded warrants as discussed in Note 6 are considered outstanding for the purposes of computing loss per share and are included in the calculation of basic and diluted shares outstanding above.

For the years ended December 31, 2024 and 2023, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

	Year Ended December 31,
	2024	2023
Stock options	6,863	11,786
RSUs	33,500	16,593
Warrants	1,518	1,613
Total	41,881	29,992

Notes to Consolidated Financial Statements — (Continued)

14. Subsequent Events

On February 28, 2025, the Company entered into the Fourth Amendment. The Fourth Amendment provided for the discontinuation of monthly principal payments, effective February 2025 through February 2026, subject to the timely execution of various financing transactions as outlined in the amendment, and modified certain other terms, including revenue covenants (see Note 10).

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

Under the supervision and with the participation of senior management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

On February 28, 2025, the Company entered into the Fourth Amendment. .See “Management’s Discussion and Analysis ₋ Liquidity and Capital Resources ₋ Indebtedness” for more information.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors as of March 19, 2025.

Name	Age	Position
Executive Officers
Bjarne Bergheim	51	President, Chief Executive Officer and Director
John Bostjancic	54	Chief Financial Officer
John McGaugh	57	Senior Vice President of Operations
Non-Employee Directors
Anthony P. Bihl III	68	Chairman of the Board
Carolyn Beaver	67	Director
Olav Bergheim	74	Director
Raj Pudipeddi	52	Director

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

John Bostjancic has served as our Chief Financial Officer since June of 2024. Mr. Bostjancic served as Chief Financial Officer of Orthofix Medical Inc., a medical device and biologics company, following its merger with SeaSpine Holdings Corporation from January 2023 until September 2023. Prior to that, Mr. Bostjancic served as Chief Financial Officer and Treasurer at SeaSpine, a medical technology company, since March 2015, and in May 2022 he was appointed to an expanded role of Chief Operating and Financial Officer. Mr. Bostjancic served as acting Chief Financial Officer of the SeaSpine business within Integra Life Sciences Holdings Corporation from 2014 to 2015 and from 2012 to 2014 he was Senior Vice President of Global Supply Chain at Integra. Mr. Bostjancic's responsibilities included global planning, kitting, distribution, logistics and customer service in the role, and he led the project team implementing the U.S. Food and Drug Administration’s “unique device identifier” rule in 2014. From 2008 to 2012, he was Senior Vice President of Financial Planning and Analysis at Integra. Since joining Integra in 1999, he held roles of increasing responsibility in the finance organization, including Corporate Controller from 2003 through 2006. Before joining Integra, from 1998 through 1999 Mr. Bostjancic was a manager in the accounting standards team at Merck & Co., Inc., a publicly traded health care company. From 1993 to 1998, he worked in the business assurance organization at PricewaterhouseCoopers. Mr. Bostjancic received his B.S. in Accounting from the College of New Jersey.

John P. McGaugh has served as our Senior Vice President, Operations since March 2024 and previously as our Vice President of Operations since May 2023. From July 2019 to May 2023, Mr. McGaugh served as a multi-site operational leader for Abbott Cardiovascular, a medical device and healthcare company for cardiovascular health. In addition to his experience at Abbott Mr. McGaugh served as Senior Director Operation of Boston Scientific from August 2015 to July 2019. Mr. McGaugh received a B.S. in Marketing from San Francisco State University, and an M.B.A. in Operations & Supply Chain Management from Golden Gate University, Ageno School of Business.

Non-Employee Directors and Director Nominees

Anthony P. Bihl III has served as a member of our board of directors since June 2020. Prior to joining our board of directors, Mr. Bihl served as Chief Executive Officer and a member of the board of managers of Bioventus, LLC, a company that develops and markets orthopedic therapies and diagnostic tools, from December 2013 to April 2020, and as Interim CEO and member of the Board of Directors from April 2023 through January 7, 2024. From June 2011 through June 2012, Mr. Bihl was Group President of American Medical Systems (“AMS”), a subsidiary of Endo Pharmaceuticals. Mr. Bihl was President, Chief Executive Officer and a director of AMS from April 2008 until Endo acquired AMS in June 2011. Mr. Bihl also served as Chief Executive Officer of the Diagnostics Division of Siemens Medical Solutions from January to November 2007, and as President of the Diagnostics Division of Bayer HealthCare from 2004 through 2006. Mr. Bihl has served as Chairman of the board of directors of Spectral Medical, Inc., a publicly traded Canadian company that develops treatments for patients with endotoxic septic shock, and has served as a member of the board of directors of Spectral Medical, Inc. from April 2008 through June 2024. In addition, Mr. Bihl has served on the board of directors of Meridian Bioscience Inc., a neurostimulation company, from July 2020 through January 2023 when the company was sold to a third party. From March 2016 to May 2020, Mr. Bihl served as a member of the board of directors of Nuvectra Corporation, a neurostimulation company, and, prior to March 2016, served on the board of directors of Integer Holdings Corporation before it spun off Nuvectra. In addition to the foregoing, Mr. Bihl has also served on the board of directors of several privately held companies, and the Arthritis Foundation. Mr. Bihl received a B.S. in business administration from the Pennsylvania State University. We believe that Mr. Bihl is qualified to serve on our board of directors due to his extensive experience in finance, operations and business unit leadership across the global medical device market and his experience serving on the board of directors of other companies.

Carolyn Beaver has served as a member of our board of directors since October 2021. Ms. Beaver has served as a director and member of the audit committee of MaxLinear, Inc., a software company, since December 2018 and as the chair of its audit committee since February 2021, and as a director and chair of the audit committee and member of the compensation and nominating and governance committees of MediciNova, Inc., a biopharmaceutical company, since October 2020. Ms. Beaver served as a director of Organovo Holdings, Inc., a biotechnology company, from February 2019 to September 2020, where she chaired the audit committee and was a member of the nominating and corporate governance committee from September 2019 to September 2020. Ms. Beaver was a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver previously held several positions at Sequenom Inc., a life sciences testing company, including Chief Financial Officer and Senior Vice President from March 2015 to October 2016, Chief Financial Officer from June 2014 to March 2015, and Vice President and Chief Accounting Officer from June 2012 to June 2014. In addition, Ms. Beaver previously served as Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005, a position she held until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She also served as interim Chief Financial Officer of Beckman Coulter from July 2006 through October 2006. Ms. Beaver served as an audit partner with KPMG LLP from 1987 to 2002. Ms. Beaver received a B.S. in business administration from California State Polytechnic University, Pomona. We believe Ms. Beaver’s extensive financial and accounting experience, as well as her role as a member of the board for multiple healthcare and technology companies qualify her to serve on our board of directors.

Olav Bergheim has served as a member of our board of directors since he co-founded our company in June 2006. Mr. Bergheim has over 30 years of experience in creating and managing life science companies. In addition to co-founding our company, he is a founder of Volcano Corporation, 3F Therapeutics (acquired by Medtronic), Glaukos Corporation, Vessix Corporation, Adagio Medical, Inc., YAP Therapeutics, Inc., Anaxiom Corporation, Kato Pharmaceutical, Inc., Otello Medical, Inc., Prelude Corporation and Metronom Health, Inc. Mr. Bergheim is also the founder and principal partner of Fjord Ventures LLC, a life science accelerator located in Laguna Hills, California. Prior to starting Fjord Ventures in 2005, Mr. Bergheim spent 10 years at Domain Associates LLC as a company creator and general partner. Prior to Domain, Mr. Bergheim served as a Corporate Vice President of Baxter

Healthcare, where he spent 18 years in leadership and operating roles at U.S. and international locations. Mr. Bergheim previously served on the board of directors of Glaukos Corporation from 1999 to 2016, Volcano Corporation from 1999 to 2009 and Vessix Corporation from 2006 to 2012. Mr. Bergheim also serves and has served on the board of directors for several privately held companies, including Metronom Health, Inc., Prelude Corporation, Adagio Medical, Inc., Kato Pharmaceuticals, Inc., Anaxiom Corporation, Otello Medical, Inc. and YAP Therapeutics, Inc. Mr. Bergheim received a B.S. and an M.S. in pharmacy from the University of Oslo and completed the Executive M.B.A. program at the University of Virginia’s Darden School of Business. We believe Mr. Bergheim’s role as a founder of our company, combined with his more than 30 years of experience in founding and managing life science companies qualify him to serve on our board of directors.

Raj Pudipeddi has served on our board of directors since December 2021. Mr. Pudipeddi currently serves as Chief Growth Officer, and Executive Vice President for Exact Sciences, Inc., a leading cancer screening solutions company. Mr. Pudipeddi joined Exact Sciences, Inc. in February 2025. From February 2019 to November 2024, Mr. Pudipeddi served as Senior Vice President, Chief Marketing Officer, Executive Vice President and Managing Director, Asia Pacific for Align Technology, Inc., a leading global medical device company and manufacturer of the Invisalign® system. Mr. Pudipeddi also serves as a Strategic Advisor for Spark Growth Ventures, a company that invests in early-stage startup companies, a position he has held since August 2020. From February 2017 to May 2018, Mr. Pudipeddi was the Director, Consumer Business and Chief Marketing Officer at Bharti Airtel, an Indian telecom services provider. Prior to Bharti Airtel, Mr. Pudipeddi spent about 22 years at Procter & Gamble, where he served in a number of leadership roles across businesses in the North American, Asia Pacific and Latin American regions, including as Vice President, North America, Oral Care. We believe that Mr. Pudipeddi is qualified to serve on our board of directors due to his extensive experience in operations and business unit leadership across multiple industries and in the dental industry.

Family Relationships

Olav Bergheim is the father of Bjarne Bergheim. There are no other family relationships among any of our directors, director nominees, executive officers or executive officer nominees.

Composition of the Board of Directors

Our business and affairs are managed under the direction of the board of directors. Our board of directors currently consists of five members.

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

(1)
the Class I director—Raj Pudipeddi, with a term expiring at the annual meeting of stockholders to be held in 2025;
(2)
the Class II directors—Bjarne Bergheim and Olav Bergheim, with terms expiring at the annual meeting of stockholders to be held in 2026; and
(3)
the Class III directors—Anthony P. Bihl III and Carolyn Beaver, with terms expiring at the annual meeting of stockholders to be held in 2027.

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

Director Independence

The Company determines the independence of directors under the rules and regulations of the SEC and the corporate governance rules of the New York Stock Exchange (the “NYSE”). Under the rules of the NYSE, a listed company’s board of directors must be comprised of a majority of independent directors. In addition, rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. While our common stock has been delisted from the NYSE, we believe NYSE rules represent corporate governance best practices. A director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that Carolyn Beaver, Anthony P. Bihl III and Raj Pudipeddi are “independent directors” as defined under the applicable rules and regulations of the SEC and NYSE, representing three of our five directors. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Our board of directors has the following committees: the audit committee, the compensation committee, and the nominating and corporate governance committee. Each committee operates under its own written charter. The committee charters are each available on the investor section of our website at www.sonendo.com. From time to time, our board of directors may also establish any other committees that it deems necessary or desirable.

Audit Committee. We have an audit committee consisting of Carolyn Beaver, as chair, Raj Pudipeddi, and Anthony P. Bihl III. Each of our audit committee members is independent under Rule 10A-3 of the Exchange Act. Carolyn Beaver qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the SEC. The audit committee appoints and reviews the qualifications and independence of our independent registered public accounting firm, prepares audit committee reports to be included in proxy statements filed under SEC rules and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, the quality and integrity of our financial statements and investigations into matters related to audit functions. The audit committee is also responsible for overseeing risk management on behalf of our board of directors. See “Board of Director’s Role in Risk Oversight.”

Compensation Committee. We have a compensation committee consisting of Carolyn Beaver and Anthony P. Bihl III. Each of our compensation committee members is independent under applicable SEC rules. The principal responsibilities of the compensation committee are to review and approve matters involving executive and director compensation, recommend changes in employee benefit programs, authorize equity and other incentive arrangements, prepare compensation committee reports to be included in proxy statements filed under SEC rules (when required) and authorize our Company to enter into employment and other employee related agreements. To design a competitive executive compensation program that will continue to attract, motivate, retain and reward top executive talent and reflect our compensation philosophy, the compensation committee has retained Compensia as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives, and provide guidance in administering our executive compensation program. The compensation committee has evaluated Compensia’s independence pursuant to the requirements of NYSE and SEC rules and has determined that Compensia does not have any conflicts of interest in advising the compensation committee. Compensia did not provide any other services to the Company in 2024.

Nominating and Corporate Governance Committee. We have a nominating and corporate governance committee consisting of Anthony P. Bihl III and Raj Pudipeddi. Each of our nominating and corporate governance committee members is independent under applicable NYSE listing standards. The nominating and corporate governance committee assists our board of directors in identifying individuals qualified to become board members, consistent with criteria approved by our board of directors, makes recommendations for nominees for committees, oversees the evaluation of the board of directors and management and develops, recommends to the board of directors and reviews our corporate governance principles.

Board of Director’s Role in Risk Oversight

Our board of directors has extensive involvement in the oversight of risk management related to the Company and its business and accomplishes this oversight primarily through our board committees.

Our audit committee is responsible for discussing our policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which our exposure to risk is handled. Our audit committee also oversees the management of financial and cybersecurity risks and potential conflicts of interest.

Our compensation committee is responsible for overseeing the management of risks relating to the Company’s compensation plans, equity incentive plans and other compensatory arrangements. The nominating and corporate governance committee manages risks associated with the Company’s corporate governance framework and oversees our efforts with regard to environmental and social matters and associated risks.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors plays an active role in overseeing management of our risks and is regularly informed through committee reports about such risks. The board of directors regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each.

Code of Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our code of ethics is available on the investor section of our website at www.sonendo.com. Our code of ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. In the event that we amend or waive certain provisions of our code of ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Insider Trading Policy

Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table (2024 and 2023)” below. In 2024, our “named executive officers” and their positions were as follows:

1.
Bjarne Bergheim, Chief Executive Officer;
2.
John Bostjancic, Chief Financial Officer
3.
John McGaugh, Senior Vice President of Operations

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table (2024 and 2023)

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023. Messrs. Bostjancic and McGaugh were not named executive officers in 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Bjarne Bergheim Chief Executive Officer	2024	517,385	-	48,000	404,800	1,729	(3)	971,914
	2023	474,100	-	1,794,809	137,632	8,950	(3)	2,415,491
John Bostjancic Chief Financial Officer	2024	244,375	-	82,800	255,000	345	(4)	582,520
							(4)	-
John McGaugh Senior Vice President of Operations	2024	318,000	-	15,000	129,600	600	(5)	463,200

(1) Amounts represent salary earned by the named executive officers during the respective fiscal year.

(2) Amount represents the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named executive officers during 2024, calculated in accordance with ASC Topic 718. The grant date fair value for the RSU awards are calculated based on the closing stock price on the date of grant.

(3) Amount represents employer matching contributions under our 401(k) plan ($0 in 2024 and $3,269 in 2023), and Mr. Bergheim’s cell phone allowance ($1,729 in 2024 and $5,681 in 2023).

(4) Amount represents Mr. Bostjancic’s cell phone allowance ($345 in 2024).

(5) Amount represents Mr. McGaugh’s cell phone allowance ($600 in 2024).

Narrative to Summary Compensation Table

2024 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In 2024, Mr. Bergheim was entitled to receive $521,000 annually, Mr. McGaugh was entitled to receive $324,000 annually, and Mr. Bostjancic was entitled to receive $425,000 annually.

2024 Bonuses

The named executive officers were eligible to earn a cash incentive bonus based upon the achievement of pre-determined performance goals of the Company for 2024, including goals related to revenue, adjusted EBITDA and adjusted gross margin (weighted 40%, 30% and 30%, respectively). For 2024, the target bonuses for Messrs. Bergheim, McGaugh and Bostjancic were 80%, 40% and 60%, respectively, of base salary. Under the 2024 bonus program, participants were eligible to receive up to 100% of the participant’s target bonus opportunity.

Based on actual results as compared to the targets, our board of directors approved bonus payouts under the 2024 bonus program equal to 100% of target. The actual annual cash bonuses awarded to each named executive officer for 2024 performance are set forth above in the Summary Compensation Table (2024 and 2023) in the column titled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

We have historically granted stock options and RSUs to our employees, including our named executive officers, under our 2021 Incentive Award Plan, 2017 Stock Incentive Plan and our 2007 Stock Plan, which we refer to as the 2021 Plan, 2017 Plan and 2007 Plan (as defined above), respectively. With the adoption of our 2021 Plan, we no longer grant awards under our 2017 Plan and 2007 Plan.

The following table sets forth the number of shares subject to stock options and RSUs granted to our named executive officers during 2024.

Named Executive Officer	2024 RSUs Granted
Bjarne Bergheim	8,000
John Bostjancic	6,600
John McGaugh	2,500

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

Clawback Policy

Effective October 2, 2023, we adopted an executive officer incentive compensation clawback policy that may be applied in the event of a material financial restatement. This policy supersedes terms stated in prior executive employment or compensation agreements. Specifically, in the event of an accounting restatement, we must recover, reasonably promptly, erroneously awarded compensation in amounts determined pursuant to the policy. Compensation that may be recoverable under the policy includes cash or equity incentive compensation, and the amount of compensation that may be impacted by the clawback policy is the difference between the amount paid or granted, and the amount that should have been paid or granted, if calculated on the updated financials. Recovery under the policy with respect to an executive officer will not require the finding of any misconduct by such executive officer or such executive officer being found responsible for an accounting restatement. Our clawback policy was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and is herein incorporated by reference.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

			Option Awards				Restricted Stock Unit Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(7)
Bjarne Bergheim	12/2/2022	6/6/2017	529(1)(2)(3)(6)		468	6/5/2027
	12/2/2022	9/18/2018	873(1)(2)(6)		468	9/17/2028
	12/2/2022	3/17/2020	1,000(1)(4)(6)		468	3/16/2030
	12/2/2022	10/28/2021	523(5)(6)	175	468	10/27/2031
	11/2/2021	11/2/2021					91	150
	3/25/2022	3/25/2022					759	1,252
	3/14/2023	3/14/2023					3,059	5,047
	9/17/2024	9/17/2024					7,500	12,375
John Bostjancic	6/5/2024	6/5/2024					3,600	5,940
	9/17/2024	9/17/2024					3,000	4,950
John McGaugh	5/22/2023	5/22/2023					875	1,444
	9/17/2024	9/17/2024					2,344	3,868
(1) These options are early-exercisable, meaning that they can be exercised before they vest subject to the same vesting provisions. The options in this column represent both vested and unvested options. For a description of the options, please see the section titled “Narrative to Summary Compensation Table—Equity Compensation” above.

(2) These options are fully vested.

(3) These options were repriced in September 2017 to reduce the exercise price per share for each option to $84.

(4) The option was originally granted on March 17, 2020, and vests in 48 equal monthly installments beginning March 17, 2020, subject to the reporting person’s continued provision of service to the issuer on each vesting date.

(5) The option was originally granted on October 28, 2021, and vests in 16 equal quarterly installments beginning October 28, 2021, subject to the reporting person’s continued provision of service to the issuer on each vesting date.

(6) These options were repriced in December 2022 to reduce the exercise price per share for each option to $468.

(7) Based on the closing market price of our common stock on December 31, 2024, which was $1.65 per share.

Executive Compensation Arrangements

Bjarne Bergheim

Mr. Bergheim is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our President and Chief Executive Officer as of July 1, 2012. Mr. Bergheim’s offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock based awards, and participation in our standard benefit plans. Mr. Bergheim’s offer letter has no fixed term.

John Bostjancic

Mr. Bostjancic is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our Chief Financial Officer, effective as of June 5, 2024. Mr. Bostjancic’ offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock based awards, and participation in our standard benefit plans.

John McGaugh

Mr. McGaugh is employed pursuant to an employment offer letter entered into with us in connection with his hiring as our Senior Vice President of Operations, effective as of May 1, 2023. Mr. McGaugh’s offer letter provides for an annual base salary and cash incentive bonus opportunity, eligibility to receive a grant of stock based awards, and participation in our standard benefit plans.

Executive Severance Plan

The Severance Plan, which became effective upon the closing of our initial public offering which closed on November 2, 2021 (our “IPO”), provides certain of our executives, including our named executive officers, eligibility to receive certain severance payments and benefits upon a qualifying termination with us. The payments and benefits provided pursuant to the Severance Plan supersede any pre-existing severance benefits to which the individual was previously entitled, including those provided pursuant to any employment agreement with us.

In the event of a termination of the executive’s employment by us without “cause” or by the executive for “good reason” (each, as defined in the Severance Plan), the executive would be eligible to receive the following severance payments and benefits:

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
•
With respect to Messrs. Bostjancic and McGaugh: (i) six months of the executive’s annual base salary in effect immediately prior to the qualifying termination, paid in a single lump sum within 60 days following such termination, and (ii) company-subsidized COBRA premiums for up to six months.

In the event of a termination of the executive’s employment without “cause” or by the executive for “good reason”, in either case during the period beginning on the date of a change in control, the executive would be eligible to receive the following severance payments and benefits:

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
•
With respect to Messrs. Bostjancic and McGaugh: (i) the sum of 12 months of the executive’s annual base salary and 1.0 times the executive’s target cash performance bonus, in each case in effect immediately prior to termination, paid in a single lump sum within 60 days following such termination,

(ii) accelerated vesting of 100% of the number of shares subject to each time-vesting equity-based award held by the executive, and (iii) company-subsidized COBRA premiums for up to 12 months.

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

Equity Incentive Plans

2021 Incentive Plan

In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), under which we may grant cash and equity incentive awards to eligible employees, consultants and directors in order to attract, motivate and retain the talent for which we compete. The material terms of the 2021 Plan are summarized below.

Eligibility and Administration. Our employees, consultants and directors, and employees, consultants, and directors of our subsidiaries, are eligible to receive awards under the 2021 Plan. The 2021 Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our board of directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2021 Plan, subject to its express terms and conditions. The plan administrator also sets the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available. An aggregate of 13,225 shares of our common stock are currently available for issuance under awards granted pursuant to the 2021 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.

The number of shares available for issuance will be increased by (i) the number of shares which were represented by awards outstanding under our 2007 Plan or 2017 Plan (the “Prior Plans”), as of the effective date of the 2021 Plan that expire, lapse or are terminated, exchanged or settled in cash, surrendered, repurchased, cancelled without having been fully experienced or forfeited following the effective date of the 2021 Plan (not to exceed 12,756 shares), and (ii) an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors.

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

Awards. The 2021 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, RSUs, stock appreciation rights, or SARs, and other stock or cash awards. Certain awards under the 2021 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Internal Revenue Code of 1986 (as amended, the “Code”), which may impose additional requirements on the terms and conditions of such awards. All awards under the 2021 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•

Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than 10 years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

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

•

Restricted Stock and RSUs. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of our common stock prior to the delivery of the underlying shares. Settlement of RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Conditions applicable to restricted stock and RSUs may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•

Other Stock or Cash Based Awards. Other stock or cash-based awards of cash, fully vested shares of our common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our common stock may be granted under the 2021 Plan. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of base salary, bonus, fees, or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed, or expires, as determined by the plan administrator.

•

Performance Awards. Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator may include but are not limited to: net earnings or losses (either before or after one or more of interest, taxes, depreciation, amortization, and non-cash equity-based compensation expense); gross or net sales or revenue or sales or revenue growth; net income (either before or after taxes) or adjusted net income; profits (including but not limited to gross profits, net profits, profit growth, net operation profit or economic profit), profit return ratios or operating margin; budget or operating earnings (either before or after taxes or before or after allocation of corporate overhead and bonus); cash flow (including operating cash flow and free cash flow or cash flow return on capital); return on assets; return on capital or invested capital; cost of capital; return on stockholders’ equity; total stockholder return; return on sales; costs, reductions in costs and cost control measures; expenses; working capital; earnings or loss per share; adjusted earnings or loss per share; price per share or dividends per share (or appreciation in or maintenance of such price or dividends); regulatory achievements or compliance; implementation, completion or attainment of objectives relating to research, development, regulatory, commercial, or strategic milestones or developments; market share; economic value or economic value added models; division, group or corporate financial goals; customer satisfaction/growth; customer service; employee satisfaction; recruitment and maintenance of personnel; human capital management (including diversity and inclusion); supervision of litigation and other legal matters; strategic partnerships and transactions; financial ratios (including those measuring liquidity, activity, profitability or leverage); debt levels or reductions; sales-related goals; financing and other capital raising transactions; cash on hand; acquisition activity; investment sourcing activity; and marketing initiatives, any of which may be measured in absolute terms or as compared to any incremental increase or decrease.

Certain Transactions. The plan administrator has broad discretion to take action under the 2021 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2021 Plan and outstanding awards. In the event of a change in control of our company (as defined in the 2021 Plan), to the extent that the surviving entity declines to continue, convert, assume, or replace outstanding awards, then all such awards will become fully vested and exercisable in connection with the transaction. Upon or in anticipation of a change of control, the plan administrator may cause any outstanding awards to terminate at a specified time in the future and give the participant the right to exercise such awards during a period of time determined by the plan administrator in its sole discretion. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by our company to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2021 Plan are generally non-transferable prior to vesting and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2021 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. Our board of directors may amend or terminate the 2021 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2021 Plan. Stockholder approval is not required for any amendment that “reprices” any stock option or SAR or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares. No award may be granted pursuant to the 2021 Plan after the tenth anniversary of the earlier of the date on which our stockholders approved the 2021 Plan or the date on which our board of directors adopted the 2021 Plan.

2021 Employee Stock Purchase Plan

In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”). As the Plan administrator, our compensation committee determined to suspend the operation of the ESPP following the end of the offering period in June 2023, and there are no current or future scheduled offering periods. Although suspended in operation, the ESPP remains in place should the Plan administrator elect to resume its operation in the future, and the material terms of the ESPP are summarized below.

Shares Available; Administration. An aggregate of 8,143 shares of our common stock are currently available for issuance under our ESPP. The number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our board of directors. In no event will more than 50,000 shares of our common stock be available for issuance under the ESPP.

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

Eligible employees become participants in the ESPP by enrolling and authorizing payroll deductions by the deadline established by the plan administrator prior to the relevant offering date. Directors who are not employees, as well as consultants, are not eligible to participate. Employees who choose to not participate or are not eligible to participate at the start of an offering period but who become eligible thereafter, may enroll in any subsequent offering period.

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

Participants may voluntarily end their participation in the ESPP at any time at least two weeks prior to the end of the applicable offering period (or such longer or shorter period specified by the plan administrator) and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon a participant’s termination of employment.

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

2023 Employment Inducement Incentive Award Plan

On March 2, 2023, our board of directors adopted the 2023 Employment Inducement Award Plan (the “Inducement Plan”), pursuant to which we may grant equity-based awards to prospective employees. The purpose of the Inducement Plan is to attract, retain and motivate prospective employees of the Company or its subsidiaries who are expected to make important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensation opportunities.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals who were not previously an employee or a non-employee director of the Company or any of our subsidiaries (or who had a bona fide period of non-employment with the Company and our subsidiaries) who is hired by the Company or a subsidiary.

Shares Available. An aggregate of 2,635 shares of our common stock are currently available for issuance under awards granted pursuant to the Inducement Plan. If all or any part of an award granted under the Inducement Plan expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised/settled or forfeited, in any case, in a manner that results in the Company acquiring shares or not issuing any shares covered by the award, the unused shares covered by the award will, as applicable, become or again be available for awards granted under the Inducement Plan. Further, shares delivered (either by actual delivery or attestation) to the Company by a Participant to satisfy the applicable exercise or purchase price of an award and/or to satisfy any applicable tax withholding obligation with respect to an award (including shares retained by the Company from the award being exercised or purchased and/or creating the tax obligation) will, as applicable become or again be available for award grants under the Inducement Plan. Notwithstanding anything to the contrary contained herein, the following shares shall not be added to the shares authorized for grant under the Inducement Plan and shall not be available for future grants of awards: (i) shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof and (ii) shares purchased on the open market with the cash proceeds from the exercise of options.

Administration. Our compensation committee administers the Inducement Plan and is authorized to determine, among other things, the persons to whom inducement awards will be made and the terms of such awards. The plan administrator has the authority to take all actions and make all determinations under the Inducement Plan, to interpret the Inducement Plan and award agreements issued under the Inducement Plan and to adopt, amend and repeal administrative rules, guidelines and practices under the Inducement Plan as it deems advisable.

Awards. The Inducement Plan provides for the grant of nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, dividend equivalents, and other stock-based or cash-based awards. Certain awards under the 2021 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the Inducement Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows. The exercise price of a stock option or SAR may not be less than 100% of the fair market value of the underlying share on the date of grant. The term of a stock option or SAR may not be longer than 10 years. Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

Certain Transactions. The plan administrator has broad discretion to take action under the Inducement Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the Inducement Plan and outstanding awards. In the event of a change in control of our company (as defined in the Inducement Plan), to the extent that the surviving entity declines to continue, convert, assume, or replace outstanding awards, then all such awards will become fully vested and exercisable in connection with the transaction. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by our company to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the Inducement Plan are generally non-transferable prior to vesting and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the Inducement Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. The administrator may amend, suspend or terminate the Inducement Plan at any time. The board of directors will obtain stockholder approval of any amendment to the extent necessary to comply with applicable laws. The Inducement Plan will remain in effect until terminated by the administrator.

Director Compensation

Our Director Compensation Program provides for annual retainer fees and long-term equity awards for certain of our non-employee directors, referred to as Eligible Directors. The Director Compensation Program consists of the following components (paid on an annual basis):

Cash Compensation

•
Annual Retainer: $40,000
•
Lead independent director: $15,000
•
Audit Committee Chair: $20,000
•
Audit Committee Member: $10,000
•
Compensation Committee Chair: $15,000
•
Compensation Committee Member: $7,000
•
Nominating and Governance Committee Chair: $10,000
•
Nominating and Governance Committee Member: $5,000

Annual cash retainers are paid in quarterly installments in arrears and will be for any partial calendar quarter of service. Due to our financial conditions, we were unable to make all applicable director cash compensation payments in 2024. Based on the foregoing, Messrs. Bihl and Bergheim voluntarily waived their cash compensation for 2024. Actual amounts paid to the directors in 2024 are shown in the 2024 Director Compensation Table.

Equity Compensation

•
Initial Grant: Each Eligible Director who is elected or appointed to serve on the board of directors will be granted, on the date on which such Eligible Director is appointed or elected to serve on the board of directors, a stock option with a grant-date fair value of approximately $240,000. These initial grants will vest in substantially equal installments on each of the first three anniversaries of the grant date, subject to such Eligible Director’s continued service through the applicable vesting date.
•
Annual Grant: Typically, an Eligible Director who has been serving on our board of directors for at least six months as of the date of the annual meeting of the Company’s stockholders each calendar year (beginning with calendar year 2022) and who continues to serve on our board through the date of such annual meeting will be granted, on such annual meeting date, a stock option with a grant-date fair value of approximately $60,000 and an RSU award with a value of approximately $60,000. Each annual grant will vest in full on the earlier to occur of (i) the first anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to such Eligible Director’s continued service through the applicable vesting date. Based on the data shown above, we (i) had insufficient shares available to meet the needs of our annual grants made to Eligible Directors in 2024, and (ii) expect to have insufficient shares available to meet the needs of our annual grants made to Eligible Directors in 2025. Actual amounts granted to the directors in 2024 are shown in the 2024 Director Compensation Table.

Stock options granted under the Director Compensation Program have an exercise price equal to the fair market value of our common stock on the date of grant and will expire not later than 10 years after the date of grant.

In addition, each Initial Grant and Annual Grant will vest in full upon a change in control of the Company (as defined in the 2021 Plan) if the Eligible Director will not become a member of the board of directors of the Company or the ultimate parent of the Company as of immediately following such change in control.

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Anthony Bihl	—	7,380	—	7,380
Olav Bergheim	—	7,380	—	7,380
Carolyn Beaver	60,000	7,380	—	67,380
Raj Pudipeddi	55,000	7,380		62,380
Sadie M. Stern (2)	26,667	—	—	26,667
Karen K. McGinnis (3)	14,250	—	—	14,250

(1) Amounts reflect the full grant-date fair value of RSUs or stock options, as applicable, granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all RSU and option awards made to our directors in Note 6 to the consolidated financial statements included in the 2024 Annual Report.

(2) Ms. Stern resigned effective June 10, 2024.

(3) Ms. McGinnis resigned effective March 31, 2024.

Each of the directors received an RSU award on September 17, 2024. The RSUs vest in full approximately one year from the grant date, subject to each director’s continued service on the Board through the applicable vesting date.

The table below shows the aggregate numbers of stock options held as of December 31, 2024 by each non-employee director who was serving as of December 31, 2024.

Name	RSUs Outstanding	Options Outstanding
Anthony Bihl	1,000	544
Carolyn Beaver	1,000	552
Raj Pudipeddi	1,000	599
Olav Bergheim	1,000	409

Compensation Committee Interlocks

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Policies and Practices for Granting Stock Option Awards

We do not maintain any written policies on the timing of granting equity-based stock option awards. We generally do not schedule stock option grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on stock option grant dates.

During fiscal year 2024, no named executive officer received a grant of stock options during the period beginning four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information. We did not grant any stock option awards in the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under our 2021 Plan, 2023 Plan, and ESPP:

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Vesting of Outstanding RSUs		Weighted-Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	40,363	(2)	588.92	24,175	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	40,363		588.92	24,175

(1)
The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(2)
Consists of 6,863 shares of common stock issuable upon the exercise of stock options and 33,500 shares of common stock deliverable upon settlement of outstanding RSUs.
(3)
Consists of shares issuable under outstanding options under the 2021 Plan, 2023 Plan and ESPP as of December 31, 2024. Shares issuable under the 2021 Plan and the 2023 Plan may be used for any type of award authorized under the plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 19, 2025, information regarding beneficial ownership of our capital stock by:

•
each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;
•
each director and named executive officer; and
•
all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 18, 2025 (60 days after March 19, 2025) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 427,401 shares of common stock deemed to be outstanding as of March 19, 2025.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Sonendo, Inc., 26061 Merit Circle, Suite 102, Laguna Hills, California 92653.

Name of Beneficial Owner	Owned Shares of Common Stock	Number of Shares Underlying Options Exercisable and RSUs Vesting Within 60 Days of March 19, 2025	Percentage of Class
5% Stockholders
Pura Vida Investments, LLC(1)	36,383	—	8.5%
First Wilshire Securities Management, Inc.(2)	33,000	—	7.7%
Named Executive Officers and Directors
Olav Bergheim	11,255	409	2.6%
Bjarne Bergheim	17,442	2,969	4.1%
Anthony Bihl	1,959	536	0.5%
Carolyn Beaver	1,327	552	0.3%
Raj Pudipeddi	12,872	599	3.0%
John Bostjancic	6,600	—	1.5%
John McGaugh	4,264	—	1.0%
All Executive Officers and Directors as a Group (7 individuals)	55,719	5,065	13.0%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Based on a Schedule 13G/A filed with the SEC on November 14, 2024, by Pura Vida Investments, LLC (“Pura Vida”) and Efrem Kamen (“Mr. Kamen”), Pura Vida and Mr. Kamen shared voting and dispositive power with respect to 36,383 shares. The address of Pura Vida and Mr. Karmen is 512 West 22nd Street, 7th Floor, New York, NY 10011.

(2) Based on a Schedule 13G filed with the SEC on February 13, 2025, by First Wilshire Securities Management, Inc. (“First Wilshire”) has voting and dispositive power with respect to 33,000 shares.The business address for the First Wilshire is 1214 East Green Street, Suite 104, Pasadena, CA 91106.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions to which we were a participant since January 1, 2023 in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years (which was approximately $547,000), and in which any of our executive officers, directors, director nominees or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

As a result of our IPO, most of the covenants and restrictions set forth in the third amended and restated investors’ rights agreement that apply to us terminated. The provisions relating to registration rights included in the third amended and restated investors’ rights agreement did not terminate as a result of our IPO.

Indemnification Agreements

Our Bylaws, which became effective following our IPO, provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to certain exceptions contained in our Bylaws. In addition, our Certificate of Incorporation, which became effective following our IPO, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

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

Our Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests or improper valuation (or the perception thereof). In connection with our IPO, our board of directors adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NYSE. Under such policy:

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

•

management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”), and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Acts and related rules; and

•

management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “outside” director, as applicable, under the rules and regulations of the SEC and the Code.

Item 14. Principal Accounting Fees and Services.

Fees and Services of BDO USA. P.C. and Ernst & Young LLP

The following table sets forth the aggregate fees billed to us by BDO USA, P.C. (“BDO”) and Ernst &Young LLP (E&Y) for professional services rendered for the years ended December 31, 2024 and 2023, respectively:

	BDO	E&Y
	2024	2024	2023
Audit Fees(1)	$508,092	$311,200	$1,010,800
Audit-Related Fees(2)	—	—	3,600
Total	$508,092	$311,200	$1,014,400

(1)

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements included in our annual reports on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	The Audit-Related Fees for the year ended December 31, 2023 represent subscription fees paid for E&Y’s accounting research tool.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires the audit committee or a member of the audit committee to pre-approve all audit and permissible non-audit services to be provided by our independent auditor. These services include audit services, audit-related services, and tax services. Pre-approval is generally requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the three categories of services listed above. Our audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board.

In addition, in the event time constraints require pre-approval prior to our audit committee’s next scheduled meeting, our audit committee has authorized its chairperson to pre-approve services. Engagements so pre-approved are to be reported to our audit committee at its next scheduled meeting. Our audit committee or its chairperson pre-approved all audit and tax services provided by E&Y and BDO, pursuant to the pre-approval policies and procedures.

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
(3)
Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40988	3.1	11/2/2021
3.2	Amended and Restated Bylaws	8-K	001-40988	3.2	11/2/2021
4.1	Form of Certificate of Common Stock	S-1/A	333-260136	4.1	10/25/2021
4.2	Fifth Amended and Restated Voting Agreement by and among Sonendo, Inc. and the investors listed therein	S-1/A	333-260136	4.2	10/25/2021
4.3	Third Amended and Restated Investors’ Rights Agreement by and among Sonendo, Inc. and the investors listed therein	S-1	333-260136	4.3	10/8/2021
4.4	Description of Common Stock	10-K	001-40988	4.11	3/23/2022
4.5	Form of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.1	4/7/2022
4.6	Schedule to Exhibit 4.12 - Holders of Credit Agreement Warrant to Purchase Common Stock (April 2022)	8-K	001-40988	4.2	4/7/2022
4.7	Form of Credit Agreement Warrant to Purchase Stock (Warberg entities)	10-Q	001-40988	4.12	8/10/2022
4.8	Form of Indenture for Senior Debt Securities	S-3	333-270366	4.6	3/8/2023
4.9	Form of Indenture for Subordinated Debt Securities	S-3	333-270366	4.7	3/8/2023
10.1	Form of Indemnification Agreement	S-1/A	333-260136	10.1	10/25/2021
10.2	Amended and Restated Credit Agreement and Guaranty, dated August 23, 2021, between Sonendo, Inc. and Perceptive Credit Holdings III, LP	S-1	333-260136	10.9	10/8/2021
10.3	2007 Stock Plan	S-1	333-260136	10.10	10/8/2021
10.4	2017 Sonendo, Inc. Stock Incentive Plan and related form agreements	S-1	333-260136	10.11	10/8/2021
10.5	2021 Incentive Award Plan	S-1/A	333-260136	10.12	10/25/2021
10.5.1	Form of Restricted Stock Unit Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.1	10/25/2021
10.5.2	Form of Option Agreement pursuant to 2021 Incentive Award Plan	S-1/A	333-260136	10.12.2	10/25/2021

10.6	Sonendo, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-260136	10.13	10/25/2021
10.7	Non-Employee Director Compensation Program	S-1/A	333-260136	10.18	10/25/2021
10.8	Executive Severance Plan	S-1/A	333-260136	10.19	10/25/2021
10.9	Employment Offer Letter by and between Sonendo, Inc. and Bjarne Bergheim, effective July 1, 2012	S-1	333-260136	10.14	10/8/2021
10.10	Standard Business Park Lease, dated July 15, 2020, by and between Sonendo, Inc. and Laguna Cabot Road Business Park, LP	S-1	333-260136	10.2	10/8/2021
10.11	Amendment No.1 to Amended and Restated Credit Agreement and Guaranty, dated as of April 6, 2022, by and among Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	4/7/2022
10.12	Form of Institutional Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.1	9/23/2022
10.13	Form of Retail Investor Securities Purchase Agreement by and between Sonendo, Inc. and the Purchasers named therein (September 2022)	8-K	001-40988	10.2	9/23/2022
10.14	Form of Pre-Funded Warrant (September 2022)	8-K	001-40988	10.3	9/23/2022
10.15	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty, dated as of January 13, 2023, by and between Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.1	1/17/2023
10.16	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty, dated as of March 1, 2024, by and between Sonendo, Inc. and Perceptive Credit Holdings III, LP	8-K	001-40988	10.2	3/5/2024
10.17	Amendment No. 4 to Amended and Restated Credit Agreement and Guaranty, effective as of February 28, 2025	8-K	001-40988	10.1	3/4/2025
10.18	Employment Letter, dated as of June 3, 2024, by and between Sonendo, Inc. and John Bostjancic	8-K	001-40988	10.1	6/5/2024
10.19	2023 Employment Inducement Incentive Award Plan	S-8	333-270366	99.1	3/8/2024
10.20	Amendment to the 2023 Employment Inducement Incentive Award Plan	8-K	001-40988	10.4	6/5/2024
16.1	Letter from Ernst & Young LLP to the U.S. Securities and Exchange Commissions, dated August 14, 2024	8-K	001-40988	16.1	8/16/2024
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to					*

Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40988	97.1	3/11/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Sonendo, Inc.

Date: March 26, 2025	By:	/s/ Bjarne Bergheim
Bjarne Bergheim
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bjarne Bergheim	President, Chief Executive Officer and Director	March 26, 2025
Bjarne Bergheim	(principal executive officer)

/s/ John Bostjancic	Chief Financial Officer	March 26, 2025
John Bostjancic	(principal financial and accounting officer)

/s/ Anthony P. Bihl III	Director	March 26, 2025
Anthony P. Bihl III

/s/ Carolyn Beaver	Director	March 26, 2025
Carolyn Beaver

/s/ Olav Bergheim	Director	March 26, 2025
Olav Bergheim

/s/ Raj Pudipeddi	Director	March 26, 2025
Raj Pudipeddi